Form 10-Q
period 2002-06-30
PACIFIC STATE BANCORP
filed 2002-08-02
CIK 1169424

FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2002


                              PACIFIC STATE BANCORP
             (Exact Name of Registrant as Specified in its Charter)


              California                                       68-0125961
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                    1889 West March Lane, Stockton, CA 95207
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, including Area Code (209) 870-3215

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [x]                                No [ ]

   Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

             Title of Class             Shares outstanding as of June 30, 2002

              Common Stock
              No Par Value                               813,207

ITEM 1. FINANCIAL STATEMENTS


                     Pacific State Bancorp and Subsidiaries
                                  Balance Sheet

                                                                               June 30,          December 31,
Assets                                                                           2002                2001
------                                                                      -------------       -------------
                                                                             (Unaudited)
Cash and due from banks                                                     $  11,672,829       $   5,439,720
Federal funds sold                                                              4,214,000           1,386,000
Investment securities (market value of $19,760,405 in 2002 and
$10,789,400 in 2001)                                                           19,762,536          10,788,600
Loans, less allowance for loan losses of $1,219,145 in 2002 and
$1,171,608 in 2001                                                            114,052,280          97,108,704
Other real estate                                                                 167,578             181,648
Bank premises and equipment, net                                                4,903,462           4,620,147
Accrued interest receivable and other assets                                    3,623,375           1,721,977
                                                                            -------------       -------------
                    Total assets                                            $ 158,396,060       $ 121,246,796
                                                                            =============       =============

Liabilities and Shareholders' Equity

Deposits:
    Non-interest bearing                                                    $  24,742,011       $  21,205,315
    Interest bearing                                                          116,890,764          89,898,323
                                                                            -------------       -------------
           Total deposits                                                     141,632,775         111,103,638
Accrued interest payable and other liabilities                                  1,174,010             765,219
                                                                            -------------       -------------
           Total liabilities                                                  142,806,785         111,868,857
Mandatorily redeemable cumulative trust preferred securities of
subsidiary grantor trust                                                        5,000,000                  --
Shareholders' equity
    Preferred stock - no par value; 2,000,000 shares authorized;
     none issued and outstanding                                                       --                  --
    Common stock - no par value; 12,000,000 shares authorized; shares
     issued and outstanding 813,207 in 2002 and 759,694 in 2001                 6,792,674           6,192,188
Retained earnings                                                               3,793,198           3,241,458
Accumulated other comprehensive income (loss)                                       3,403             (55,707)
                                                                            -------------       -------------
                    Total shareholders' equity                                 10,589,275           9,377,939
                                                                            -------------       -------------
                    Total liabilities and shareholders' equity              $ 158,396,060       $ 121,246,796
                                                                            =============       =============

                 See notes to consolidated financial statements

                     Pacific State Bancorp and Subsidiaries
                               Statement of Income
                                   (Unaudited)

                                                    For the Three Months Ended         For the Six Months Ended
                                                             June 30,                            June 30,
                                                    ---------------------------       ---------------------------
                                                       2002             2001             2002             2001
                                                    ----------       ----------       ----------       ----------
Interest income:
    Interest and fees on loans                      $2,092,674       $2,078,910       $3,938,082       $4,169,185
    Interest on federal funds sold                      10,430           75,409           25,160          155,259
    Interest on investment securities
         Taxable                                       124,935          184,121          216,222          401,002
         Exempt from Federal income taxes               55,755           31,743          127,719           84,946
                                                    ----------       ----------       ----------       ----------
                  Total interest income              2,283,794        2,370,183        4,307,183        4,810,392
Interest expense:
    Interest on deposits                               707.542          950,164        1,415,283        2,036,279
    Interest on short-term borrowings                       --               --              338               --
                                                    ----------       ----------       ----------       ----------
                  Total interest expense               707,542          950,164        1.415,621        2,036,279
                                                    ----------       ----------       ----------       ----------
                  Net interest income                1,576,252        1,420,019        2,891,562        2,774,113
Provision for loan losses                               81,500          112,500          158,000          212,500
                                                    ----------       ----------       ----------       ----------
                  Net interest income after
                   provision for loan losses         1,494,752        1,307,519        2,733,562        2,561,613
                                                    ----------       ----------       ----------       ----------
Non-interest income:
   Service charges                                     131,200          100,115          237,806          186,421
   Other fee income                                    104,517           98,419          246,983          167,448
   Rental income from other real estate                  4,860            2,250            9,720            4,500
   Gain from sale of securities                         26,334           73,108           26,334           73,108
   Gain from sale of loans                             166,687          174,748          309,759          244,618
                                                    ----------       ----------       ----------       ----------
                  Total non-interest income            433,598          448,640          830,602          676,095
Other expenses:
   Salaries and employee benefits                      580,782          502,532        1,166,590        1,110,286
   Occupancy                                           130,927          127,258          262,865          251,412
   Furniture and equipment                             151,640          148,995          296,218          277,365
   Professional fees                                    98,255           85,282          193,667          134,948
   Postage, stationary and supplies                     48,459           49,107           89,167           84,601
   Other                                               380,279          290,914          713,417          557,035
                                                    ----------       ----------       ----------       ----------
                  Total other expenses               1,390,342        1,204,088        2,721,924        2,415,647
                                                    ----------       ----------       ----------       ----------
                  Income before income taxes           538,008          552,071          842,240          822,061
Income tax expense                                     186,500          194,000          290,500          289,000
                                                    ----------       ----------       ----------       ----------
                  Net income                        $  351,508       $  358,071       $  551,740       $  533,061
                                                    ==========       ==========       ==========       ==========
Basic earnings per share                            $     0.43       $     0.49       $     0.70       $     0.73
                                                    ==========       ==========       ==========       ==========
Diluted earnings per share                          $     0.41       $     0.47       $     0.66       $     0.70
                                                    ==========       ==========       ==========       ==========
Weighted average common shares outstanding             810,115          732,060          791,012          731,677
Weighted average common and common equivalent
shares outstanding                                     855,009          766,168          834,742          765,785

                 See notes to consolidated financial statements

                     Pacific State Bancorp and Subsidiaries
                             Statement of Cash Flows
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                   June 30,
                                                                       --------------------------------
                                                                           2002                2001
                                                                       ------------        ------------
Cash flows from operating activities:
    Net income                                                         $    551,740        $    533,061
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Provision for loan losses                                           158,000             212,500
        Deferred loan origination fees and costs, net                       (65,590)            (71,454)
        Depreciation and amortization                                        60,213             139,595
        OREO write-downs charged to expense                                  20,000                  --
        Increase in accrued interest receivable and other assets           (752,860)            (97,808)
        Decrease in accrued interest payable and
          other liabilities                                                 386,034            (110,411)
                                                                       ------------        ------------
              Net cash provided by operating activities                     357,537             605,483
                                                                       ------------        ------------
Cash flows from investing activities:
    Proceeds from matured and called available-for-sale
    investment securities                                                 3,115,000           8,848,587
    Purchase of available-for-sale investment securities                (12,006,599)         (1,835,000)
    Proceeds from principal repayments from available-for-sale
        mortgage-backed securities                                           79,929                  --
    Proceeds from principal repayments from held-to-maturity
        mortgage-backed securities                                           35,036              28,691
    Net increase in loans                                                (9,039,622)         (8,268,995)
    Proceeds from sale of other real estate                                      --             110,833
    Purchases of bank premises and equipment
                                                                           (513,421)           (472,453)
    Net liabilities assumed in the acquisition of CB&T branch            13,805,923                  --
                                                                       ------------        ------------
        Net cash (used in) provided by investing activities              (4,523,754)         (1,588,337)
                                                                       ------------        ------------

Cash flows from financing activities:
    Net increase in demand, interest-bearing                             10,946,108           4,628,492
    and savings deposits
    Net decrease in time deposits                                        (2,838,268)         (1,004,226)
    Issuance of mandatorily  redeemable cumulative trust
    preferred securities of subsidiary grantor trust                      5,000,000                  --
    Proceeds from stock sale                                                     --                  --
    Proceeds from stock options exercised                                   119,486              45,071
                                                                       ------------        ------------
    Net cash provided by financing activities                            13,227,326           3,669,337
                                                                       ------------        ------------
    Increase in cash and cash equivalents                                 9,061,109           2,686,483
Cash and cash equivalents at beginning of year                            6,825,720           8,782,898
                                                                       ------------        ------------
Cash and cash equivalents at end of period                             $ 15,886,829        $ 11,469,381
                                                                       ============        ============

                 See notes to consolidated financial statements

                     Pacific State Bancorp and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pacific State Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.

The consolidated financial statements include the accounts of the Company, its wholly owned bank subsidiary, Pacific State Bank (the " Bank") and its wholly owned nonbank subsidiary, Pacific State Statutory Trust I, which is a statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities. All significant inter-company balances and transactions have been eliminated in consolidation. The results of operations for the three-month and six- month periods ended June 30, 2002 may not necessarily be indicative of the operating results for the full year 2002. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Bank's 2001 Annual Report to Shareholders.


2.   COMPREHENSIVE INCOME

Other comprehensive income, net of taxes, was comprised of the unrealized gain
(loss) in available-for-sale investment securities for the three-month periods ended June 30, 2002 and 2001 and totaled $64,165 and $(20,883), respectively. Total comprehensive income, net of taxes, was $615,905 and $512,178 for the three-month periods ended June 30, 2002 and 2001.

3.   BRANCH ACQUISITION

On March 15, 2002, the Bank completed its purchase of certain assets and the assumption of deposit liabilities of the Stockton branch of California Bank & Trust. The following tables summarize the preliminary allocation of the purchase price:

         Purchase price:
           Estimated at:                               $1,082,194
           Allocated between:
                                  Stock                   481,000
                                  Cash                    601,194
                                                       ----------
                                                       $1,084,194
                                                       ==========

Allocation of fair value of liabilities assumed and assets acquired:

Cash received                                 $ 13,805,923
Loans                                            8,002,294
Other assets                                        34,642
CDI                                                560,532
Goodwill                                           521,662
Deposits other than CDs                                         $ 12,645,067
CDs                                                                9,776,230
Other liabilities                                                     22,756
Equity                                                               481,000
                                              ------------      ------------
                                              $ 22,925,053      $ 22,925,053
                                              ============      ============


4.   MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES
     OF SUBSIDIARY GRANTOR TRUST

         The Company has established a business trust subsidiary (a "Trust") for the sole purpose of issuing Capital Securities pursuant to an Amended and Restated Declaration of Trust (the "Declaration"). The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures (the "Debentures") issued to the Trust pursuant to an Indenture (the "Indenture"). Interest payments on the Debentures will flow through the Trust to the Pooling Vehicle, which are the holder of the Capital Securities and the capital securities issued by other financial institutions. Payments of distributions by the Trust to the Pooling Vehicle will be guaranteed by the Company pursuant to a Guarantee Agreement (the "Guarantee"). The terms of the Declaration, Indenture and Guarantee are described in more detail below.

         The Pooling Vehicle used the proceeds from the sale of notes in the private market to purchase the Capital Securities and the capital securities issued by other financial institutions. Proceeds from the distributions payable on the Capital Securities (as well as the proceeds from distributions payable on capital securities issued by other pool participants) will be used to pay for the costs of maintaining the Pooling Vehicle and to make interest payments on the notes issued by the Pooling Vehicle.

         Certain of the relevant terms of the Capital Securities are described below:

         o        Duration of Trust: 35 years, unless earlier dissolved.

         o        Term of Capital Securities and Debentures: 30 years.

         o Parties to Operative Documents: State Street Bank and Trust Company of Connecticut, National Association ("State Street"), acts as Trustee under the Indenture and Guarantee and as Institutional Trustee under the Declaration. The Company is a party to each of the operative documents. The Administrators of the Trust (two or three officers of the Company) are also parties to the Declaration.

                  o Securities Issued: The Trust issued the Capital Securities and common securities (the "Common Securities"), for $5,000,000. The Common Securities are held by the Company. The Company issued the Debentures to the Trust, which holds them for the benefit of the Capital Security holders.

                  o Interest Rate: For the period beginning on (and including) the date of original issuance and ending on (but excluding) September 26, 2002, the rate per annum is 5.3369% For each successive period beginning on (and including) September 26, 2002, and each succeeding Interest Payment Date payable quarterly at a floating rate per annum equal to the 3-month London Interbank Offered Rate (LIBOR) plus 3.45%; provided however that prior to June 26, 2007, this interest rate shall not exceed 11.95%.

                  o Guarantee of Company. The Company has irrevocably and unconditionally guaranted, with respect to the Capital Securities and to the extent not paid by the Trust, accrued and unpaid distributions on the Capital Securities and the redemption price payable to the holders of the Capital Securities, in each case to the extent the Trust has funds available.

         ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Pacific State Bancorp (`the Company") is a newly formed holding company with one bank subsidiary, Pacific State Bank, (the "Bank"),and a trust company, Pacific State Statutory Trust I. Pacific State Bancorp was organized on June 24, 2002 and acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9. The Bank is a California state chartered bank. The Bank operates seven branches in California, including two branches in Stockton, and branches in Modesto, Groveland, Arnold, Angels Camp and Tracy. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statuatory Trust I is a statuatory business trust formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities.

Earnings Summary
----------------

The Company reported net income for the second quarter of 2002 of $351,508 or $0.43 basic earnings per common share or $0.41 diluted earnings per common equivalent share, compared to net income of $358,071 or $0.49 basic earnings per common and $0.47 diluted earnings per common equivalent share, reported for the same period in 2001. Return on average assets annualized for the six months ended June 30, 2002 and 2001 were .81 % and .90%, respectively. Net earnings decreased slightly by 1.8% for the three months ended June 30, 2002 compared to the same period in 2001 due mostly to an increase in non-interest expenses of 15%. Net earnings increased slightly by 4% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Return on average common equity annualized was 13.07% for the second quarter of 2002, compared with 13.07% for the second quarter of 2001.

Interest income for the six months ended June 30, 2002 was $4.3 million compared to $4.8 million for the same period in 2001, a decrease of 10%. The decrease was due to a decrease of loan fees of $130,000 and five decreases in prime rate of 200 basis points from June 30, 2001 to June 30, 2002. These decreases in rates affect the Bank's earning potential as most of its loans are tied to the Bank's prime lending rate and the loans reprice immediately. Interest expense decreased by 31% for the six months ended June 30, 2002 compared to June 30, 2001 mostly due to the repricing of high cost deposits in a decreasing rate environment.

Non-interest income increased from $676,000 to $831,000 for the six months ended June 30, 2001 and 2002, respectively. The increase was primarily due to an increase of $65,000 from gain on the sale of loans and $52,000 from increases in services charges. The gain on sale of loans was projected and anticipated in the normal course of the Bank's operations.

Non-interest expense increased from $2.4 million in 2001 to $2.7 million in 2002 or 13%. Salaries and benefits increased 9% from $1.1 million for the second quarter in 2001 to $1.2 million in the second quarter 2002. Occupancy and equipment also increased $30,000 from second quarter end 2001 to second quarter end 2002. The 13% increase in non-interest expense is consistent with the 34% increase in total assets from the second quarter end 2001 to second quarter end 2002 and the related growth in the Bank's loan portfolio.

Balance Sheet Analysis
----------------------

Total assets increased by 30.5% from December 31, 2001 to June 30, 2002. The increase in total assets was a result of an increase in deposits from $111.1 million to $141.6 million. Net loans during this period increased from $97.1 million to $114.1 million and investments increased from $10.9 million to $19.8 million. The California Bank & Trust branch acquisition accounted for $22 million of the deposit increase and $8 million of the loan increase.

Non-performing assets (including nonaccrual loans, loans 90 days past due and other real estate owned) totaled $537,000 at June 30, 2002, compared to $767,000 on December 31, 2001 and $1.2 million on June 30, 2001. The ratio of non-performing assets to total loans was .47% at June 30, 2002, .78% at December 31, 2001 and 1.34% at June 30, 2001.

The allowance for loan losses was $1.2 million at June 30, 2002, compared to $1.2 million at December 31, 2001 and $1.1 million at June 30, 2001. The provision for loan losses was $158,000 for the six months ended June 30, 2002 versus $213,000 for the same period in 2001. Net charge-offs were $110,000 for the first six months of 2002, compared to $126,000 for the first six months of 2001. The ratio of the allowance for loan losses to non-performing assets was 223.5% at June 30, 2002, compared to 219.9% at December 31, 2001 and 91.7% at
June 30, 2001.

Income Taxes
------------

The Bank accrued $291,000 in income taxes for the six months ending June 30, 2002 compared to $289,000 for the same period in 2001. The Bank accrued $187,000 in income taxes for the quarter ended June 30, 2002 compared to $194,000 for the same period in 2001. These increases are consistent with the increase in income before taxes.

Liquidity
---------

Liquidity represents the Bank's ability to meet the requirements of customers' borrowing needs as well as fluctuations in core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits. Total deposits averaged $126.7 million during the six months ended June 30, 2002 compared to $109.8 million in 2001. Principal sources of liquidity are cash and due from banks, Federal funds sold and investment securities. At quarter end June 30, 2002 these items represented $35.6 million or 25.2% of total deposits compared to $21.6 million or 20.0% at June 30, 2001. Other sources of liquidity are maturing loans, a borrowing line from the Federal Reserve Discount Window and Federal funds borrowing lines from correspondent banks. It is the opinion of management that these sources of liquidity are sufficient to meet the needs of the Bank at present levels.

Shareholders' equity increased $1.2 million to $10.6 million, or 6.7% of assets, at June 30, 2002, from $9.4 million or 7.5% of assets at December 31, 2001. The decrease in the ratio was due to net income for the six months ended June 30, 2002, the exercise of 16,315 stock options, the issuance of 37,000 shares for $481,000 to California Bank and Trust as part of the branch acquisition agreement and the reduction in accumulated other comprehensive income losses.

INVESTMENT SECURITIES

Available-for-sale
------------------

                                                                     June 30, 2002
                                           -------------------------------------------------------------------
                                                                Gross             Gross            Estimated
                                            Amortized        Unrealized         Unrealized           Market
                                               Cost             Gains             Losses             Value
                                           -----------       -----------       ------------       -----------
U.S. Government agencies                   $ 2,846,713       $    44,870       $     (8,621)      $ 2,882,962
U.S. Treasury bill                          12,102,328            32,672                 --        12,135,000
Obligations of states and political
      subdivisions                           3,495,113            59,250           (136,325)        3,418,038
Mortgage-backed securities                     553,533            10,737             (3,850)          560,420
Corporate Bonds                                251,294             6,543                 --           257,837
Federal Reserve Bank Stock                     184,100                --                 --           184,100
Farmer Mac Home Administration Stock             3,100                --                 --             3,100
                                           -----------       -----------       ------------       -----------
                Total                      $19,436,181       $   154,072       $   (148,796)      $19,441,457
                                           ===========       ===========       ============       ===========

Held-to-Maturity:
-----------------

                                                                     June 30, 2002
                                           -------------------------------------------------------------------
                                                                Gross             Gross            Estimated
                                            Amortized        Unrealized         Unrealized           Market
                                               Cost             Gains             Losses             Value
                                           -----------       -----------       ------------       -----------
Mortgage-backed securities                 $   321,07        $     1,765       $     (3,896)      $   318,948
                                           ===========       ===========       ============       ===========

LOANS

Outstanding loans are summarized below:

                                                 June 30,          December 31,
                                                   2002                2001
                                              -------------       -------------

Commercial & Agricultural                     $  44,934,986       $  34,078,540
Real estate                                      39,492,645          36,830,356
Real estate-construction                         24,180,085          23,561,128
Installment                                       6,280,927           3,493,095
                                              -------------       -------------
          Total loans                           114,888,643          97,963,119
                                              -------------       -------------
Deferred loan fees                                  382,782             317,193
Allowance for loan losses                        (1,219,145)         (1,171,608)
                                              -------------       -------------
          Total net loans                     $ 114,052,280       $  97,108,704
                                              =============       =============


Changes in the allowance for loan losses were as follows:

                                                       Six Months Ended
                                                 June 30,            June 30,
                                                   2002                2001
                                              -------------       -------------

Balance, beginning of year                    $   1,171,608       $   1,000,999
Provision charged to operations                     158,000             212,500
Losses charged to allowance
                                                   (110,463)           (128,401)
Recoveries                                               --               2,641
                                              -------------       -------------
Balance, end of period                        $   1,219,145       $   1,087,739
                                              =============       =============

The following table summarizes non-performing assets of the Bank for the periods indicated:

                                                 June 30,          December 31,
                                                   2002                2001
                                              -------------       -------------

Non-performing Assets:
Non-accrual loans                             $     369,000       $     585,000
Accruing loans past due 90 days or more                  --                  --
                                              -------------       -------------
Total non-performing loans                          369,000             585,000
Other real estate owned                             168,000             182,000
                                              -------------       -------------
Total non-performing assets                   $     537,000       $     767,000
                                              =============       =============

Non-performing assets as a percentage of:
Total loans                                             .47%                .78%
Total assets                                            .34%                .63%

DEPOSITS

Deposits consisted of the following:

                                                 June 30,          December 31,
                                                   2002                2001
                                              -------------       -------------

Non-interest bearing                          $  24,742,011       $  21,205,315
Savings                                           5,228,237           3,980,262
Money markets                                    42,971,872          26,763,115
NOW Accounts                                     13,843,251          11,245,505
Time, $100,000 or more                           29,841,901          23,576,075
Other time                                       25,005,503          24,333,366
                                              -------------       -------------
                                              $ 141,632,775       $ 111,103,638
                                              =============       =============


Regulatory Capital
------------------

The Bank's Tier I and Total Risk-based capital ratios were 12.08% and 13.14% at June 30, 2002, respectively, compared with 9.10% and 10.20% at December 31, 2001. The Leverage ratio was 9.47% at June 30, 2002 up from 7.8% at December 31, 2001. The Bank exceeded the minimum standards to be categorized as well-capitalized for Total risked-based capital, Tier I risk-based and Tier I leverage ratios, 10.0%, 6.0% and 5.0%, respectively.

The Bank's actual amounts and ratios as of June 30, 2002 and December 31, 2001 are as follows:

                                                                                        To Be Well Capitalized
                                                                    For Capital         Under Prompt Corrective
                                             Actual              Adequacy Purposes         Action Provisions
                                    ------------------------  ------------------------  ------------------------
                                      Amount        Ratio       Amount        Ratio       Amount        Ratio
                                    -----------  -----------  -----------  -----------  -----------  -----------
As of June 30, 2002
Total capital (to risk weighted
    assets)                         $15,091,000       13.14%  $ 9,190,000         8.0%  $11,487,000        10.0%
                                    -----------  -----------  -----------  -----------  -----------  -----------
Tier I capital (to risk
    weighted assets)                $13,872,000       12.08%  $ 4,595,000         4.0%  $ 6,892,000         6.0%
                                    -----------  -----------  -----------  -----------  -----------  -----------
Leverage ratio*                     $13,872,000        9.47%  $ 5,860,000         4.0%  $ 7,386,000         5.0%
                                    ===========  ===========  ===========  ===========  ===========  ===========

As of December 31, 2001
Total capital (to risk weighted
    assets)                         $10,535,000       10.20%  $ 8,245,000        8.00%  $10,306,000       10.00%
                                    -----------  -----------  -----------  -----------  -----------  -----------
Tier I capital (to risk
    weighted assets)                $ 9,363,000        9.10%  $ 4,122,000        4.00%  $ 6,184,000        6.00%
                                    -----------  -----------  -----------  -----------  -----------  -----------
Leverage ratio*                     $ 9,363,000        7.80%  $ 4,779,000        4.00%  $ 5,974,000        5.00%
                                    ===========  ===========  ===========  ===========  ===========  ===========

* The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

                           Part II - Other Information

Item 1.     Legal Proceedings

There are no material proceedings to which the Bank is a party of which any of its property is subject.

Item 2.     Changes in Securities and Use of Proceeds - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -

            The Bank held its annual shareholders meeting on May 9, 2002 at the Bank's office on 6. So. El Dorado St., Stockton, CA. 94501. The Shareholders approved the following:

For the Board of Directors, the shareholders elected: Michael Dalton, Maxwell Freeman, Dr. Harold Hand, Dr. Patricia Hatton, Steven Kikuchi, Yosh Mataga, Steven A. Rosso, Gary A. Stewart, Kathleen Verner and Phillip Wallace.

The formation of a holding company, Pacific State Bancorp. 550,687 shares approved the Plan of Reorganization, 2,000 shares voted to disapprove and 4,320 shares abstained.

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K - Submitted on June 25, 2002

SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the Bank duly caused this report to be signed by the undersigned thereunto duly authorized.




Date: July 31, 2002              BY:  /s/ Steven A. Rosso
                                          Steven A. Rosso
                                          President and Chief Executive Officer


Date: July 31, 2002              BY:  /s/ Carmela Johnson
                                          Carmela Johnson
                                          Executive Vice President and
                                           Chief Financial Officer