Form 10-Q/A
period 2002-06-30
PACIFIC STATE BANCORP
filed 2002-08-13
CIK 1169424

FORM 10-Q/A1


                               Amendment No. 1 to
                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2002


                          Commission File No. 000-49892

                              PACIFIC STATE BANCORP
             (Exact Name of Registrant as Specified in its Charter)


           California                                  61-1407606
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

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         99.1 Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

         (b) Reports on Form 8-K

                  A Form 8-K (Item 2) was filed June 25, 2002, to report the completion of the reorganization of Pacific State Bank as a subsidiary of the Company on June 24, 2002. The report contained audited financial statements as of December 31, 2001 of Pacific State Bank (incorporated by reference) and financial statements of Pacific State Bank as of March 31, 2002.


                                   SIGNATURES

         Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC STATE BANCORP

BY: /s/ Steven A. Rosso                          Date: August 12, 2002
   -------------------------------------------
        Steven A. Rosso
        President and Chief Executive Officer


BY: /s/ Carmela Johnson                          Date: August 12, 2002
   -------------------------------------------
        Carmela Johnson
        Executive Vice President and
        Chief Financial Officer

                                    EXHIBITS

99.1     Certification of Financial Statements