Form 10-Q
period 2002-09-30
PACIFIC STATE BANCORP
filed 2002-11-05
CIK 1169424

FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2002


                              PACIFIC STATE BANCORP
             (Exact Name of Registrant as Specified in its Charter)


          California                                          61-1407606
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                     1889 W. March Lane, Stockton, CA 95207
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, including Area Code (209) 943-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                             No [ ]

       Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

       Title of Class            Shares outstanding as of September 30, 2002

        Common Stock
        No Par Value                             820,597

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              PACIFIC STATE BANCORP
                           Consolidated Balance Sheet

                                                                       September 30,     December 31,
Assets                                                                     2002             2001
------                                                                 -------------    -------------
                                                                        (Unaudited)
Cash and due from banks                                                $   7,381,849    $   5,439,720
Federal funds sold                                                                --        1,386,000
Investment securities (market value of $17,093,830 in 2002 and
$10,537,443 in 2001)                                                      17,093,994       10,788,600
Loans, less allowance for loan losses of $1,230,426 in 2002 and
$1,171,608 in 2001                                                       125,526,648       97,108,704
Other real estate                                                             58,898          181,648
Bank premises and equipment, net                                           5,355,337        4,620,147
Accrued interest receivable and other assets                               3,663,967        1,721,977
                                                                       -------------    -------------
              Total assets                                             $ 159,080,693    $ 121,246,796
                                                                       =============    =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
    Non-interest bearing                                               $  28,307,188    $  21,205,315
    Interest bearing                                                     112,446,221       89,898,323
                                                                       -------------    -------------
         Total deposits                                                  140,753,409      111,103,638
Borrowed Funds                                                             2,000,000               --
Accrued interest payable and other liabilities                               440,801          765,219
                                                                       -------------    -------------
Mandatorily redeemable cumulative trust preferred securities of
subsidiary grantor trust                                                   5,000,000               --
         Total liabilities                                               148,194,210      111,868,857

Shareholders' equity

    Preferred stock - no par value; 2,000,000 shares authorized;
     none issued and outstanding                                                  --               --
    Common stock - no par value; 12,000,000 shares authorized;
     shares issued and outstanding 820,597 in 2002 and 759,694
     in 2001                                                               6,867,614        6,192,188
Retained earnings                                                          3,967,468        3,241,458
Accumulated other comprehensive income (loss)                                 51,401          (55,707)
                                                                       -------------    -------------
              Total shareholders' equity                                  10,886,483        9,377,939
                                                                       -------------    -------------
              Total liabilities and shareholders' equity               $ 159,080,693    $ 121,246,796
                                                                       =============    =============

       See notes to unaudited condensed consolidated financial statements

                              PACIFIC STATE BANCORP
                        Consolidated Statement of Income
                                   (Unaudited)

                                                       For the Three Months Ended      For the Nine Months Ended
                                                             September 30,                   September 30,
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------
Interest income:
  Interest and fees on loans                          $  2,174,095    $  1,935,558    $  6,112,177    $  6,104,742
  Interest on Federal funds sold                            21,628          41,361          46,788         196,620
  Interest on investment securities
     Taxable                                               125,067          79,701         340,684         449,732
     Exempt from Federal income taxes                       50,322          70,677         178,647         186,594
                                                      ------------    ------------    ------------    ------------
              Total interest income                      2,371,112       2,127,297       6,678,296       6,937,688

Interest expense:
  Interest on deposits                                     725,155         805,576       2,140,438       2,841,856
  Interest on short-term borrowings                            958              98           1,297              98
  Interest on mandatorily  redeemable
  cumulative trust preferred securities of
  subsidiary grantor trust                                  68,194              --          68,194              --
                                                      ------------    ------------    ------------    ------------
              Total interest expense                       794,307         805,674       2,209,929       2,841,954
                                                      ------------    ------------    ------------    ------------
              Net interest income                        1,576,805       1,321,623       4,468,367       4,095,734
Provision for loan losses                                   81,500         112,500         239,500         325,000
                                                      ------------    ------------    ------------    ------------
              Net interest income after
              provision for loan losses                  1,495,305       1,209,123       4,228,867       3,770,734
                                                      ------------    ------------    ------------    ------------
Non-interest income:
  Service charges                                          151,129         112,248         388,935         298,669
  Other fee income                                         100,847          95,720         347,830         255,341
  Rental income from other real estate                       4,860           1,940          14,580           8,490
  Gain from sale of securities                                  --              --          26,334          73,108
  Gain from sale of loans                                   73,179         168,631         382,938         419,026
                                                      ------------    ------------    ------------    ------------
              Total non-interest income                    330,015         378,539       1,160,617       1,054,634

Other expenses:
  Salaries and employee benefits                           684,990         539,023       1,851,580       1,649,309
  Occupancy                                                142,611         133,582         405,476         384,994
  Furniture and equipment                                  135,724         153,089         431,942         430,454
  Professional fees                                        169,724          89,304         363,391         224,252
  Postage, stationary and supplies                          50,183          49,125         139,350         133,726
  Other                                                    388,318         302,794       1,101,735         859,827
                                                      ------------    ------------    ------------    ------------
              Total other expenses                       1,571,550       1,266,917       4,293,474       3,682,562
                                                      ------------    ------------    ------------    ------------
              Income before income taxes                   253,770         320,745       1,096,010       1,142,806
Income tax expense                                          79,500          97,000         370,000         386,000
                                                      ------------    ------------    ------------    ------------
              Net income                              $    174,270    $    223,745    $    726,010    $    756,806
                                                      ============    ============    ============    ============
Basic earnings per share                              $       0.21    $       0.31    $       0.91    $       1.04
                                                      ============    ============    ============    ============
Diluted earnings per share                            $       0.20    $       0.29    $       0.86    $       0.97
                                                      ============    ============    ============    ============

Weighted average common shares outstanding                 819,033         732,714         800,455         731,766

Weighted average common and common equivalent
shares outstanding                                         858,273         777,875         842,688         776,926

       See notes to unaudited condensed consolidated financial statements

                              PACIFIC STATE BANCORP
                             Statement of Cash Flows
                                   (Unaudited)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                         2002           2001
                                                                     ------------   ------------
Cash flows from operating activities:
  Net income                                                         $    726,010   $    756,806
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                            239,500        325,000
     Deferred loan origination fees and costs, net                        (40,456)       (53,151)
     Depreciation and amortization                                        203,582        230,487
     OREO write-downs charged to expense                                   35,605             --
     Net change in accrued interest receivable and other assets          (790,630)       219,392
     Decrease in accrued interest payable and
      other liabilities                                                  (347,175)      (133,579)
                                                                     ------------   ------------
              Net cash provided by operating activities                    26,436      1,344,955
                                                                     ------------   ------------
Cash flows from investing activities:
  Proceeds from matured, sold and called available-for-sale
  investment securities                                                 8,646,667     10,631,674
  Purchase of available-for-sale investment securities                (14,890,909)    (4,382,000)
  Proceeds from principal repayments from available-for-sale
     mortgage-backed securities                                           140,921        176,951
  Proceeds from principal repayments from held-to-maturity
     mortgage-backed securities                                            53,933         28,826
  Net increase in loans                                               (20,657,964)    (8,251,786)
  Proceeds from sale of other real estate                                 130,415        110,833
  Purchases of bank premises and equipment                             (1,075,671)    (1,351,045)
  Proceeds from sale of  equipment                                          3,043             --
  Net liabilities assumed in the acquisition of CB&T branch            13,805,923             --
                                                                     ------------   ------------
              Net cash used in investing activities                   (13,843,642)    (3,036,547)
                                                                     ------------   ------------

Cash flows from financing activities:
  Net increase in demand, interest-bearing
  and savings deposits                                                  8,454,348      6,423,490
  Net decrease in time deposits                                        (1,225,874)    (3,535,332)
  Net increase in short-term borrowings                                 2,000,000             --
  Issuance of mandatorily  redeemable cumulative trust
  preferred securities of subsidiary grantor trust                      5,000,000             --
  Proceeds from stock sale                                                     --             --
  Proceeds from stock options exercised                                   144,861         88,875
                                                                     ------------   ------------
  Net cash provided by financing activities                            14,373,335      2,977,033
                                                                     ------------   ------------
  Increase in cash and cash equivalents                                   556,129      1,285,441
Cash and cash equivalents at beginning of year                          6,825,720      8,782,898
                                                                     ------------   ------------
Cash and cash equivalents at end of period                           $  7,381,849   $ 10,068,339
                                                                     ============   ============

       See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP

     NOTES TO UNAUDITIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Bank's financial position at September 30, 2002 and December 31, 2001, the results of operations for the three month periods and the nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank's 2001 Annual Report to Shareholders. The results of operations for the three-month and nine- month periods ended September 30, 2002 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the carrying value of other real estate.

2.   COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income or loss. The following table represents comprehensive income and other comprehensive income for the three and nine month periods ended September 30, 2002 and 2001.

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                       2002         2001         2002         2001
                                    ---------    ---------    ---------    ---------
Net Income                          $ 174,000    $ 224,000    $ 726,000    $ 757,000
Other comprehensive income:
 Gain on sale, net of tax                  --           --      (17,000)     (44,000)
 Change in unrealized gain             48,000       26,000      107,000      177,000
                                    ---------    ---------    ---------    ---------
 Net change in unrealized gain         48,000       26,000       90,000      133,000
                                    ---------    ---------    ---------    ---------
 Total comprehensive income         $ 222,000    $ 250,000    $ 816,000    $ 890,000
                                    =========    =========    =========    =========


3.   BRANCH ACQUISITION

On March 15, 2002, the Bank completed its purchase of certain assets and the assumption of deposit liabilities of the Stockton branch of California Bank & Trust. The following tables summarize the preliminary allocation of the purchase price:

               Purchase price:

                     Estimated at:                           $  1,082,194
                     Allocated between:
                                          Stock                   481,000
                                          Cash                    601,194
                                                             ------------
                                                             $  1,084,194

Allocation of fair value of liabilities assumed and assets acquired:

Cash received                                $ 13,805,923
Loans                                           8,002,294
Other assets                                       34,642
CDI                                               560,532
Goodwill                                          521,662
Deposits other than CDs                                         $ 12,645,067
CDs                                                                9,776,230
Other liabilities                                                     22,756
Equity                                                               481,000
                                             ------------       ------------
                                             $ 22,925,053       $ 22,925,053


4. MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

         The Company has established a business trust subsidiary (a "Trust") for the sole purpose of issuing Capital Securities pursuant to an Amended and Restated Declaration of Trust (the "Declaration"). The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures (the "Debentures") issued to the Trust pursuant to an Indenture (the "Indenture"). Interest payments on the Debentures will flow through the Trust to the Pooling Vehicle, which is the holder of the Capital Securities and the capital securities issued by other financial institutions. Payments of distributions by the Trust to the Pooling Vehicle will be guaranteed by the Company pursuant to a Guarantee Agreement (the "Guarantee"). The terms of the Declaration, Indenture and Guarantee are described in more detail below.

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

               o Interest Rate: For the period beginning on (and including) September 26, 2002 and ending on (but excluding) December 26, 2002, the rate per annum is 5.3369% For each successive period beginning on (and including) December 26, 2002, and each succeeding Interest Payment Date, interest is payable quarterly at a floating rate per annum equal to the 3-month London Interbank Offered Rate (LIBOR) plus 3.45%; provided however that prior to June 26, 2007, this interest rate shall not exceed 11.95%.

               o Guarantee of Company. The Company has irrevocably and unconditionally guaranteed, with respect to the Capital Securities and to the extent not paid by the Trust, accrued and unpaid distributions on the Capital Securities and the redemption price payable to the holders of the Capital Securities, in each case to the extent the Trust has funds available.

5.   New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. The Company's acquisition of certain assets and the assumption of deposit liabilities of the Stockton branch of California Bank & Trust has been accounted for under these pronouncements and the estimated fair value of the acquired core deposit intangible will be amortized on a straight-line basis over a seven year period. Goodwill will be measured annually for impairment.

On October 1, 2002, the FASB issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

The provisions of Statement 147 reflect the following conclusions:

  o The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

  o Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

  o The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The adoption of Statement No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
--------

Pacific State Bancorp (`the Company") is a newly formed holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and a subsidiary trust , Pacific State Statutory Trust I. Pacific State Bancorp was organized on June 24, 2002 and acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May
9. The Bank is a California state chartered bank. The Bank operates seven branches in California, including two branches in Stockton, and branches in Modesto, Groveland, Arnold, Angels Camp and Tracy. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statuatory Trust I is a statuatory business trust formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities.

Earnings Summary
----------------

The Company reported net income for the third quarter of 2002 of $174,270 or $0.21 basic earnings per common share or $0.20 diluted earnings per common equivalent share, compared to net income of $223,745 or $0.31 basic earnings per common share and $0.29 diluted earnings per common equivalent share. Return on average assets annualized for the nine months ended September 30, 2002 and 2001 were .66 % and .85%, respectively. Net earnings decreased 22.1% for the three months ended September 30, 2002 compared to the same period in 2001 due mostly to the professional costs associated in forming the bank holding company, Pacific State Bancorp, and the interest expense associated with the issuance of the trust preferred securities described above. Net earnings decreased slightly by 4.1% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Return on average common equity annualized was 9.62% for the third quarter of 2002, compared with 12.02% for the third quarter of 2001.

Interest income for the nine months ended September 30, 2002 was $6.7 million compared to $6.9 million for the same period in 2001, a decrease of 2.9%. The decrease was due to four decreases in prime rate of 175 basis points from September 30, 2001 to September 30, 2002. These decreases in rates affect the Bank's earning potential as most of its loans are tied to the Bank's prime lending rate and the loans reprice immediately. Interest expense decreased by 22.2% for the nine months ended September 30, 2002 compared to September 30, 2001 mostly due to the repricing of high cost deposits in a decreasing rate environment. The net interest income for the nine months ending September 30, 2002 increased by $373,000 from the nine months ending September 30, 2001 due primarily to the repricing of high cost deposits in a decreasing rate environment and the purchase of branch deposits from California Bank & Trust.

Non-interest income increased from $1,055,000 to $1,161,000 for the nine months ended September 30, 2001 and 2002, respectively. The increase was primarily due to an increase of $90,000 in service charges due to the increase in the number of accounts from the purchase of the assets and liabilities of the Stockton branch of California Bank & Trust. Other income also increased by $93,000 from increases in mortgage fees.

Non-interest expense increased from $3.7 million in 2001 to $4.3 million in 2002 or 16.2%. Salaries and benefits increased 12.3% from $1.650 million for the third quarter in 2001 to $1.852 million in the third quarter 2002. Professional fees increased $139,000 due to the cost of $75,000 in legal and accounting fees for the formation of the bank holding company and $96,000 in loan related legal fees. Occupancy and equipment also increased slightly by $22,000 from third quarter end 2001 to third quarter end 2002. The 16.2% increase in non-interest expense less the one-time costs related to the formation of the holding company is consistent with the 35% increase in total assets from the third quarter end 2001 to third quarter end 2002 and the related growth in the Bank's branch system.

Balance Sheet Analysis
----------------------

Total assets increased by 31.2% from $121.2 million to $159.1 million for the periods ending December 31, 2001 and September 30, 2002, respectively. The increase in total assets was a result of an increase in deposits from $111.1 million to $140.8 million. The growth in deposits was largely due to the acquisition of the California Bank & Trust branch deposits of $22.0 million. Net loans during this period increased from $97.1 million to $125.5 million and investments increased from $10.8 million to $17.1 million.

Non-performing assets (including nonaccrual loans, loans 90 day past due and other real estate owned) totaled $312,000 at September 30, 2002, compared to $767,000 on December 31, 2001 and $1.1 million on September 30, 2001. The ratio of non-performing assets to total loans was .25% at September 30, 2002, .78% at December 31, 2001 and 1.22% at September 30, 2001. The decrease in non-performing assets was primarily due to the sale of a foreclosed property in the amount of $148,000, which was categorized in other real estate owned and the charge-off of $182,000 which had been in non-accrual.

The allowance for loan losses was $1.2 million at September 30, 2002, compared to $1.2 million at December 31, 2001 and $1.1 million at September 30, 2001. The provision for loan losses was $240,000 for the nine months ended September 30, 2002 versus $325,000 for the same period in 2001, a decrease of 26%. Net charge-offs were $181,000 for the first nine months of 2002, compared to $212,000 for the first nine months of 2000.

Income Taxes
------------

The Bank accrued $370,000 in income taxes for the nine months ending September 30, 2002 compared to $386,000 for the same period in 2001. The Bank accrued $80,000 in income taxes for the quarter ended September 30, 2002 and $97,000 for the same period in 2001.

Liquidity
---------

Liquidity represents the Bank's ability to meet the requirements of customer's borrowing needs as well as fluctuations in core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits. Total deposits averaged $133.2 million during the nine months ended September 30, 2002 compared to $109.2 million in 2001. Principal sources of liquidity are cash and due from banks, Federal funds sold and investment securities. At quarter end September 30, 2002 these items represented $24.5 million or 17.4% of total deposits compared to $20.8 million or 19.4% at September 30, 2001. Other sources of liquidity are maturing loans, a borrowing line from the Federal Reserve Discount Window and Federal funds borrowing lines from correspondent banks. Effective October 3, 2002 the Bank has established a borrowing line with the Federal Home Loan Bank of San Francisco. It is the opinion of management that these sources of liquidity are sufficient to meet the needs of the Bank at present levels.

Shareholders' equity increased $1.5 million to $10.9 million, or 6.9% of assets, at September 30, 2002 from $9.4 million or 7.7% of assets at December 31, 2001. The increase in the shareholders' equity was due to net income for the nine months ended September 30, 2002, the exercise of 24,003 stock options, the issuance of 37,000 shares for $481,000 to California Bank and Trust as part of the branch acquisition agreement and the reduction in accumulated other comprehensive income.

INVESTMENT SECURITIES

Available-for-sale
------------------

                                                              September 30, 2002

                                                              Gross          Gross         Estimated
                                              Amortized     Unrealized     Unrealized       Market
                                                Cost          Gains          Losses         Value
                                            ------------   ------------   ------------   ------------
U.S. Government agencies                    $  2,839,594   $     50,239   $    (11,250)  $  2,878,583
U.S. Treasury bill                             7,025,011         13,439             --      7,038,450
Obligations of states and political
  subdivisions                                 4,926,198         52,569   $    (58,743)     4,920,024
Mortgage-backed securities                       508,903         20,250            (18)       529,135
Corporate Bonds                                1,225,537         13,205             --      1,238,742
Federal Reserve Bank Stock                       184,100             --             --        184,100
Farmer Mac Home Administration Stock               3,100             --             --          3,100
               Total                        $ 16,712,443   $    149,702   $    (70,011)  $ 16,792,134
                                            ============   ============   ============   ============


Held-to-Maturity:
-----------------

                                                              September 30, 2002

                                                              Gross          Gross         Estimated
                                              Amortized     Unrealized     Unrealized       Market
                                                Cost          Gains          Losses         Value
                                            ------------   ------------   ------------   ------------

Mortgage-backed securities                  $    301,860   $      3,427   $     (3,591)  $    301,696
                                            ============   ============   ============   ============



LOANS

Outstanding loans are summarized below:

                                            September 30,     December 31,
                                                 2002             2001
                                            -------------    -------------
Commercial & Agricultural                   $  46,005,285    $  34,078,540
Real estate                                    40,617,457       36,830,356
Real estate-construction                       32,075,715       23,561,128
Installment                                     7,700,969        3,493,095
                                            -------------    -------------
      Total loans                             126,399,426       97,963,119
Deferred loan fees                                357,648          317,193
Allowance for loan losses                      (1,230,426)      (1,171,608)
                                            -------------    -------------
          Total net loans                   $ 125,526,648    $  97,108,704
                                            =============    =============


Changes in the allowance for loan losses were as follows:

                                                  Nine Months Ended
                                            September 30,    September 30,
                                                 2002             2001
                                            -------------    -------------
Balance, beginning of year                  $   1,171,608    $   1,000,999
Provision charged to operations                   239,500          325,000
Losses charged to allowance                      (181,662)        (228,401)
Recoveries                                            980           16,499
                                            -------------    -------------
Balance, end of year                        $   1,230,426    $   1,114,097
                                            =============    =============

The following table summarizes non-performing assets of the Bank as of the dates indicated:

                                                 September 30,   December 31,
                                                     2002           2001
                                                 ------------   ------------
Non-performing Assets:
Non-accrual loans                                $    222,000   $    585,000
Accruing loans past due 90 days or more                31,000             --
                                                 ------------   ------------
Total non-performing loans                            253,000        585,000
Other real estate owned                                59,000        182,000
                                                 ------------   ------------
Total non-performing assets                      $    312,000   $    767,000
                                                 ============   ============
Non-performing assets as a percentage of:
Total loans                                               .25%           .78%
Total assets                                              .20%           .63%


DEPOSITS
Deposits consisted of the following:
                                                 September 30,   December 31,
                                                     2002           2001
                                                 ------------   ------------

Non-interest bearing                             $ 28,307,188   $ 21,205,315
Savings                                             5,190,487      3,980,262
Money markets                                      36,466,265     26,763,115
NOW Accounts                                       14,329,671     11,245,505
Time, $100,000 or more                             27,586,071     23,576,075
Other time                                         28,873,727     24,333,366
                                                 ------------   ------------
                                                 $140,753,409   $111,103,638
                                                 ============   ============

Regulatory Capital
------------------

The Bank's Tier I and Total Risk-based capital ratios were 10.69% and 11.63% at September 30, 2002, respectively, compared with 9.10% and 10.20% at December 31, 2001. The Leverage ratio was 8.73% at September 30, 2002 up from 7.8% at December 31, 2001. The Bank exceeded the minimum standards to be categorized as well-capitalized for Total risked-based capital, Tier I risk-based and Tier I leverage ratios, 10.0%, 6.0% and 5.0%, respectively.

The Company's and the Bank's capital amounts (in thousands) and risk-based capital ratios are presented below.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                    For Capital              Prompt Corrective
                                            Actual               Adequacy Purposes           Action Provisions
                                  ------------------------    ----------------------    --------------------------
                                                                Minimum      Minimum       Minimum       Minimum
                                     Amount         Ratio        Amount       Ratio         Amount        Ratio
                                  ------------------------    ----------------------    --------------------------
Company
As of September 30, 2002:
   Total capital
    (to risk weighted assets)     $   17,065        12.95%    $   10,515       8.00%           N/A          N/A
   Tier I capital
    (to risk weighted assets)     $   14,447        10.96%    $    5,257       4.00%           N/A          N/A
   Tier I capital
    (to average assets)           $   14,447         8.89%    $    6,503       4.00%           N/A          N/A


Pacific State Bank
As of September 30, 2002:
   Total capital
    (to risk weighted assets)     $   15,284        11.63%    $   10,515       8.00%    $   13,143        10.00%
   Tier I capital
    (to risk weighted assets)     $   14,054        10.69%    $    5,257       4.00%    $    7,886         6.00%
   Tier I capital
    (to average assets)           $   14,054         8.73%    $    6,436       4.00%    $    8,045         5.00%

As of December 31, 2001:
   Total capital
    (to risk weighted assets)     $   10,535        10.20%    $    8,245       8.00%    $   10,306        10.00%
   Tier I capital
    (to risk weighted assets)     $    9,363         9.10%    $    4,122       4.00%    $    6,184         6.00%
   Tier I capital
    (to average assets)           $    9,363         7.80%    $    4,779       4.00%    $    5,974         5.00%


*The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.


ITEM 4.  Controls and Procedures.

     The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a--14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           Part II - Other Information

Item 1.    Legal Proceedings

There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -  None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K - See List of Exhibits

SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the Company duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pacific State Bancorp

Date:  November 4, 2002                BY: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                       Steven A. Rosso
                                       President and Chief Executive Officer



Date:  November 4, 2002                BY: /s/ CARMELA JOHNSON
                                           -------------------------------------
                                       Carmela Johnson
                                       Executive Vice President and
                                       Chief Financial Officer

I, Steven A. Rosso certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific State Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                       /s/ STEVEN A. ROSSO
                                       -----------------------------------------
                                       Steven A. Rosso
                                       President and Chief Executive Officer

I, Carmela D. Johnson certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific State Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                       /s/ CARMELA D. JOHNSON
                                       -----------------------------------------
                                       Carmela D. Johnson
                                       Executive Vice President and
                                       Chief Financial Officer

                                LIST OF EXHIBITS

3.1 Articles of Incorporation. Incorporated by reference from Exhibit 3.1 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").

3.2      Bylaws. Incorporated by reference from Exhibit 3.2 filed with the S-4.

10.1     Lease Agreement for Main Office. Incorporated by reference from Exhibit
         10.1 filed with the S-4.

10.2     Lease Agreement, Angels Camp Branch. Incorporated by reference from
         Exhibit 10.2 filed with the S-4.

10.3     Lease Agreement, Tracy Branch Office. Incorporated by reference from
         Exhibit 10.3 filed with the S-4.

10.4     Employment Agreement (Steven A. Rosso). Incorporated by reference from
         Exhibit 10.4 filed with the S-4.

10.5 1987 Stock Option Plan. Incorporated by reference from Exhibit 10.5 filed with the S-4.

10.6     1997 Stock Option Plan.

99.1     Certification pursuant to section 906 of the Sarbanes-Oxley Act.