Form 10-K
period 2002-12-31
PACIFIC STATE BANCORP
filed 2003-03-26
CIK 1169424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to __________

                        Commission file number: 000-49892
                                                ---------

                              PACIFIC STATE BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                     61-1407606
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           1889 W. March Lane
              Stockton, CA                                               95207
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (209) 870-3215

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

As of March 12, 2003, there were 816,924 shares of the Registrant's Common Stock outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,786,161 as of March 12, 2003, which was calculated based on the last reported sale of the Company's Common Stock prior to March 12, 2003. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Annual Report to Security Holders for Fiscal Year Ended
                           December 31, 2002 (Part II)

       Proxy Statement for 2003 Annual Meeting of Shareholders (Part III)

                                TABLE OF CONTENTS

                                                                            Page
PART I.

Item 1.     Business.......................................................   3

Item 2.     Properties.....................................................  11

Item 3.     Legal Proceedings..............................................  12

Item 4.     Submission of Matters to a Vote of Security Holders............  12


PART II.

Item 5.     Market for  Registrant's Common Equity and Related Stockholder
            Matters........................................................  12

Item 6.     Selected Financial Data........................................  12

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  12

Item 8.     Financial Statements and Supplemental Data.....................  12

Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure.......................................  12


PART III.

Item 10.    Directors and Executive Officers of the Registrant.............  13

Item 11.    Executive Compensation.........................................  13

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.....................................................  13

Item 13.    Certain Relationships and Related Transactions.................  13

Item 14.    Controls and Procedures........................................  13


PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.......................................................  14

            Signatures.....................................................  15

            Index of Exhibits..............................................  18

                              PACIFIC STATE BANCORP
                              STOCKTON, CALIFORNIA
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
         --------

         This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation.

General Description of Business
-------------------------------

         Pacific State Bancorp is a newly formed holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and a subsidiary trust, Pacific State Statutory Trust I. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statuatory Trust I is a statuatory business trust formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of January 22, 2003 had 56 employees, including 25 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank is a member of the Federal Reserve System.

         The Bank's main office is located at 6 So. El Dorado Street; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California. Executive offices for the Company are located at 1889 W. March Lane, adjacent to the Bank's second Stockton branch. Total deposits of $158.1 million as of December 31, 2002, were held by the Bank, $28.1 million (17.7%) in the Main Office, $54.5 million (34.5%) in the March Lane (Stockton) branch, $21.3 million (13.5%) in the Modesto branch, $14.7 million (9.3%) in the Angels Camp branch, $10.7 million (6.8%) in the Arnold branch, $9.2 million (5.8%) in the Groveland branch and $19.7 million (12.4%) in the Tracy branch. On March 15, 2002, the Bank completed the acquisition of certain assets (principally cash and loans) and deposit liabilities of the Stockton branch of California Bank & Trust at a purchase price which included the issuance of $481,000 of the Bank's common stock and $601,194 in cash. In the transaction, the Bank acquired approximately $22.4 million in deposit liabilities and loans valued at approximately $8.0 million. These assets and liabilities were transferred to the Bank's March Lane branch.

Business Plan
-------------

         The focus of the Company's business plan is to attract "middle market" accounts, but not to the exclusion of any other business which the Company can reasonably and profitably attract. In order to provide a level of service to attract such customers, the Company has structured its specific services and charges on a basis which management believes to be profitable, taking into consideration other aspects of the account relationship. The Company offers a range of banking services to its customers intended to attract the following specific types of accounts: relatively large consumer accounts; professional group and association accounts, including the accounts of groups or firms of physicians, dentists, attorneys and accountants; and accounts of small to medium-sized businesses engaged in retail, wholesale, light industrial and service activities.

Trust Subsidiary
----------------

         The Company during 2002 established a business trust subsidiary (the "Trust") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to a declaration of trust (the "Declaration"). The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures (the "Debentures") issued to the Trust pursuant to an indenture (the "Indenture"). Interest payments on the Debentures will flow through the Trust to the Pooling Vehicle, which is the holder of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trust to the Pooling Vehicle are guaranteed by the Company pursuant to a guarantee agreement (the "Guarantee"). The terms of the Declaration, Indenture and Guarantee are described in more detail below.

         The Pooling Vehicle used the proceeds from the sale of notes in the private market to purchase the Capital Securities and similar securities issued by other financial institutions. Proceeds from the distributions payable on the Capital Securities (as well as the proceeds from distributions payable on capital securities issued by other pool participants) will be used to pay for the costs of maintaining the Pooling Vehicle and to make interest payments on the notes issued by the Pooling Vehicle.

                  o The Trust endures for 35 years, unless earlier dissolved.

                  o The Capital Securities and Debentures have terms of 30 years. -

                  o The Trust issued the Capital Securities and common securities (the "Common Securities"), for $5,000,000; the Common Securities are held by the Company. The Company issued the Debentures to the Trust, which holds them for the benefit of the Capital Security holders.

                  o For the period beginning on (and including) December 26, 2002 and ending on (but excluding) March 25, 2003, the rate per annum is 4.85% For each successive period beginning on (and including) March 26, 2003, and each succeeding interest payment date, interest is payable quarterly at a floating rate per annum equal to the 3-month London Interbank Offered Rate (LIBOR) plus 3.45%; provided however that prior to June 26, 2007, this interest rate shall not exceed 11.95%.

                  o The Company has irrevocably and unconditionally guaranteed, with respect to the Capital Securities and to the extent not paid by the Trust, accrued and unpaid distributions on the Capital Securities and the redemption price payable to the holders of the Capital Securities, in each case to the extent the Trust has funds available.

         The purpose of this transaction was to infuse the Bank with an additional $4.5 million in capital in order to fuel the continued growth of the Bank. The remaining $500, 000 was placed in the Company for general operations.

Product Lines and Services
--------------------------

         The Bank currently offers the following general banking services at all of its branches: commercial, construction and real estate loans and personal credit lines, interest on checking, U.S. Savings bond services, domestic and foreign drafts, banking by appointment, automatic transfer of funds between savings and checking accounts, business courier services, checking and savings accounts for personal and business purposes, domestic letters of credit, a depository for MasterCard and Visa drafts, federal depository services, cash management assistance, wire and telephone transfers, travelers' checks, Individual Retirement Accounts, time certificates of deposit, courier service for non-cash deposits, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, unsecured overdraft protection credit lines attached to checking accounts, ATM cards and MasterMoney debit cards via the Star, Cirrus, Plus, Mastercard and Visa networks.

         The Bank is not authorized to offer trust services. The Federal Reserve Bank of San Francisco is the Company's primary correspondent relationship. The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, Bank of America in San Francisco, First Tennessee Bank in Memphis, Tennessee, Compass Bank in Birmingham, Alabama, Wells Fargo Bank and Pacific Coast Bankers Bank.

         The Bank recognizes that, in order to be competitive, it must attract a certain number of consumer accounts. Travelers checks, Individual Retirement Accounts, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, and unsecured overdraft protection credit lines attached to checking accounts currently offered by the Bank are designed to appeal particularly to consumers. Moreover, participation in a large-scale ATM network assists the Company in competing for consumer accounts.

         The Bank is an approved Small Business Administration and 504 lender, FarmerMac I and II, USDA, USDA Part-time Farmer Program, FHA and VA lender and California Capital lender. The Bank is a national leader in the underwriting of U.S. Department of Agriculture business and industry loans, as well as a Preferred Lender for this program.

Marketing
---------

         The basic marketing strategy of the Bank is to retain the Bank's initial market share and to increase the Bank's penetration of the market over the long term via expansion east and west of Stockton in small to medium sized communities. The Bank attempts to accomplish this by providing a full range of personalized Banking services to small and medium size businesses, professionals and individuals within Calaveras, San Joaquin, Stanislaus and Tuolumne Counties.

         The Bank's marketing plan aims to provide for strong continuity in banker-customer relationships, a high degree of convenience for customers, prompt response in the handling of loan requests, and personal attention to needs of individual customers. The marketing plan also includes a commitment to lend the Bank's deposits back into the areas from which they are derived, thereby assisting in the building activity, population growth and other changes, which are occurring in the market area. By focusing the Bank's relationship toward its community the Bank attempts to establish strong continuity with its customers.

         The Directors of the Company are active in business development through personal contacts and personal participation in local activities. The Directors of the Company have a strong commitment to community banking. They believe in business development by actively participating in community events.

         Local advertising and publicity in local papers also are used to attract business and to acquaint potential customers with the Bank's services.

Competition
-----------

         The Bank's service area consists of Calaveras, San Joaquin, Stanislaus and Tuolumne Counties. The banking business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and deposits. The Banking business is dominated by a relatively small number of major Banks, which have many offices operating over wide geographic areas. Many of the major commercial Banks offer certain services (such as international trust and securities brokerage services), which are not offered directly by the Bank. By virtue of their greater total capitalization, such Banks have substantially higher lending limits than the Bank and substantial advertising and promotional budgets.

         In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks) savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

         To compete with major financial institutions in its service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, as opposed to large multi-branch banks, which compete primarily by interest rates and multiple branch locations. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange funding for such loans on a participation basis with its correspondent banks or other independent commercial banks.

Supervision and Regulation
--------------------------

         The Company is principally regulated by the Federal Reserve Board ("FRB") and the SEC. The Bank is principally regulated by the California Commissioner of Financial Institutions ("Commissioner"), but is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and by it's primary federal regulator, the FRB. These agencies govern most of the Company's and the Bank's business, including capital requirements, loans, investments, mergers and acquisitions, borrowings, dividends, branch locations, public reporting, proxy solicitation, offers and sales of securities and other similar matters. In addition, the Bank's business is affected by general economic conditions and by the monetary and fiscal policies of the United States government. These policies influence, for example, the Federal Reserve's open market operations in U.S. Government securities, the reserve requirements imposed upon commercial Banks, the discount rates applicable to borrowings from the Federal Reserve by Banks, and other similar matters which impact the growth of the Bank's loans, investments and deposits and the interest rates which the Bank charges and pays.

         Proposals to change the laws and regulations governing the operations and taxation of financial institutions are frequently made in Congress, in the California legislature and before various regulatory and professional agencies. The likelihood of any major changes and the impact such changes might have are difficult to predict with accuracy. Certain significant recently proposed or enacted laws and regulations are discussed below.

         Interstate Banking. Since 1995, initial entry into California by merger or acquisition involving an out-of state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

         Capital Requirements. The Company and the Bank are subject to certain regulatory capital requirements administered by the FRB and the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

         The Uniform Financial Institutions Rating System ("UFIRS") classifies and evaluates the soundness of financial institutions according to the so-called "CAMELS" criteria, including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, (changes in interest rates, foreign exchange rates, commodity prices or equity prices which may adversely affect an institution's earnings and capital).

         Prompt Corrective Action regulations (the "PCA Regulations") of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank is currently classified as a well capitalized bank pursuant to the PCA regulations.

         As of December 31, 2002, the Bank's total risk-based capital ratio (approximately 10.97%) and its leverage ratio (approximately 8.74%) exceeded minimum levels. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Bank in the reasonably foreseeable future.

         Deposit Insurance Assessments. The Bank's deposit insurance assessment was $20,453 for the year 2002; the Company estimates that its deposit insurance assessment for 2003 will not differ materially from its 2002 assessment.

         Community Reinvestment Act. Community Reinvestment Act ("CRA") regulations evaluate the Bank's lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches. In addition, any Bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of "satisfactory" CRA compliance.

         Safety and Soundness Standards. Federal bank regulations for insured financial institutions establish safety and soundness standards for (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. Agencies may elect to initiate enforcement action in certain cases where failure to meet one or more of the standards could threaten the safe and sound operation of the institution. The Company has not been and does not expect to be required to submit a safety and soundness compliance plan because of a failure to meet any of the safety and soundness standards.

Recently Enacted Legislation

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in many years. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, ("the SEC"), under the Securities Exchange Act of 1934. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The SOA addresses, among other matters:

     o   audit committees;
     o certification of financial statements by the chief executive officer and the chief financial officer;
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
     o   a prohibition on insider trading during pension plan black out periods;
     o   disclosure of off-balance sheet transactions;

     o   a prohibition on certain personal loans to directors and officers;
     o expedited filing requirements for forms which disclose transactions by officers and directors in Company stock ;
     o disclosure of a code of ethics and of any change or waiver of such code;
     o   "real time" filing of periodic reports;
     o   the formation of a public accounting oversight board;
     o   auditor independence; and
     o   various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon its enactment and provisions which will become effective within 30 days to one year from enactment. The SEC has issued final rules covering many topics, but it is to be expected that these rules may be altered as future experience requires.

         Although we anticipate that we will incur additional expense in complying with the provisions of the SOA and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

         In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act ") was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         Among other requirements, Title III of the Patriot Act imposes the following requirements with respect to financial institutions:

     o All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti- money laundering program
     o The Secretary of the Treasury, in conjunction with other bank regulators, is authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.
     o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
     o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.
     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the Patriot Act which will require financial institutions to adopt the policies and procedures contemplated by the new law.

         The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the company.

         New Financial Accounting Standards In 2002, the Financial Accounting Standards Board (FASB ) issued Statement of Financial Accounting Standards
(SFAS) No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations and instead requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangible) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of SFAS No. 147 and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142. Provisions of SFAS No. 147 are applicable on or after October 1, 2002. In management's opinion, the adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these consolidated financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets, on January 1, 2002. The Company recorded the acquisition in 2002 of the assets and liabilities of the Stockton branch of California Bank & Trust in accordance with SFAS No. 141 and SFAS No. 142 resulting in recognition of a core deposit intangible asset of $448,46 and goodwill of $717,919. The initial valuation of the core deposit intangible is based on the estimated fair value of deposits acquired and is amortized over a period of ten years. Goodwill is not amortized, but is measured annually for impairment. At December 31, 2002, no impairment of goodwill has been recognized in the Company's consolidated financial statements.

         The above description of the business of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this report, which is incorporated by reference.


ITEM 2.  PROPERTIES
         ----------

         The Company owns its March Lane (Stockton), Modesto, Groveland and Arnold branch facilities. The Company purchased the March Lane office for $866,700 in 1992. The Company's executive officers and support staff were relocated to the March Lane building in 1997. During 2001 the Company purchased an adjacent building to the March Lane office, for $747,000, in order to expand its administrative functions. The executive offices, finance department, central operations and data processing will be moving into these offices. The Company repossessed the Modesto building and converted it to a banking branch in 1996. The Modesto land was purchased in 1999 for $524,000. The Company purchased the Arnold Branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank. A portion of the building, located at 1013 Blagen Road, is leased to First American Title. The lease is expected to generate $9,000 in 2002. During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current Branch offices. The new sites in both locations offer the Company better visibility and demonstrate commitment to the communities we serve. The Groveland property was purchased for $148,000 and construction was completed in January 2003. The Angels Camp property was purchased for $200,000 and should be completed by the third quarter of 2003.

         All other Company premises are leased. The Company's total rentals for premises and equipment for fiscal year 2002 were approximately $273,000, and its minimum future commitments under lease payments as of December 31, 2002, totaled $1,451,000.

         The Company is currently in the twelfth year of a sixteen-year gross level lease for its main office located at 6 South El Dorado Street in downtown Stockton. The lease cost is $0.70 per square foot per month over the life of the lease. The Company's projected lease expense through 2003 will be approximately $147,000 per year.

         The Company in 1997 entered into a 5-year lease for the 3,500 square foot building located at 358 N. Main Street, Angels Camp, California. The base annual rental for the Angels Camp branch is $48,000. The lease expired June 30, 2002 and is currently on a month-to-month basis.

         In 1999, the Company entered into a 10-year lease with two options to extend for an additional 5 years each for the 3,861 square foot building in Tracy. The Tracy office is located at 2850 Tracy Boulevard. The annual rent on the Tracy office is $69,000 for the first five years at which time it will increase annually at a rate of 3% per year.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         Not applicable.


Item (*) Executive Officers of the Registrant.
         ------------------------------------

         The following table presents certain information regarding the executive officers of the Company:

                       NAME           AGE            POSITION(S)           SINCE
                       ----           ---            -----------           -----

                Steven A. Rosso        48    President and CEO/Director     1992
                                             Acting Chief Financial
                                             Officer

                Gary A. Stewart        53    Executive VP/CCO/Director      1996

(*) Included pursuant to General Instruction (G(3).


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

         See information under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" in the Company's 2002 Annual Report to Shareholders (see page 53), which information is incorporated here by reference.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         See information under the caption "Five Year Selected Financial Data" in the Company's 2002 Annual Report to Shareholders (see page 1), which information is incorporated here by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION.
         ------------

         See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 2002 Annual Report to Shareholders (see pages 38-52), which information is incorporated here by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

         See Independent Auditor's Report, Balance Sheet, Statement of Income, Statement of Changes in Shareholders' Equity, Statement of Cash Flows and Notes to Financial Statements, all contained in the Company's 2002 Annual Report to Shareholders (see pages 3-34), which information is incorporated here by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         Not applicable

                                    PART III
                                    --------

         Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement").


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

         The information required by this item is incorporated by reference from the table of directors, which appears on page 3 of the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

         The information required by this item is incorporated by reference from page 6 of the Company's definitive proxy statement for the 2003 annual meeting of shareholders of the Company to be filed with the Securities and Exchange Commission, including all information under the caption "Compensation and Certain Transactions" except for information under the subheading "Transactions with Management."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The information required by this item is incorporated by reference from page 4 of the Company's definitive proxy statement for the 2003 annual meeting of shareholders of the Company to be filed with the Securities and Exchange Commission, including information under the captions "Principal Shareholders" and "Stock Ownership of Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         The information required by this item is incorporated by reference from page 7 of the Company's definitive proxy statement for 2003 Annual meeting of shareholders to be filed with the Securities and Exchange Commission, including all information under the subheading "Transactions with Management."


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

         The Chief Executive Officer and Acting Chief Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-K, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There were no significant changes in the Company's internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

                                     PART IV
                                     -------

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

         The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8 of this report.

         (a)      Financial Statements.


                  (1)      Financial Statements:

                           (i) Independent Auditor's Report dated February 20 2003 (page 2 of Annual Report).
                           (ii) Consolidated Balance Sheet, December 31, 2002 and 2001 (page 3 of Annual Report).
                           (iii) Consolidated Statement of Income: Years ended December 31, 2002, 2001 and 2000 (page 4 of Annual Report).
                           (iv) Consolidated Statement of Changes in Shareholders' Equity: Years ended December 31, 2002, 2001 and 2000 (page 5 of Annual
                                    Report).
                           (v) Consolidated Statement of Cash Flows: Years ended December 31, 2002, 2001 and 2000 (pages 6-7 of Annual Report).
                           (vi) Notes to Financial Statements (pages 8-34 of Annual Report).

                  (2) All Schedules have been omitted because they are not applicable or not required, or because the information is included in the financial statements or the notes thereto or is not material.

                  (3) Exhibits filed with this report are listed in the Index to Exhibits below, which is incorporated herein by reference.

         (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 20, 2003                PACIFIC STATE BANCORP


                                       By: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President/Chief Executive Officer
                                           Acting Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 20, 2003                By: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer
                                           Acting Principal Financial Officer
                                           and Principal Accounting Officer
                                           Director

Date:    March 20, 2003                By: /s/ MICHAEL L. DALTON
                                           -------------------------------------
                                           Michael L. Dalton
                                           Director and Vice Chairman
                                           Chairman of the Audit Committee

Date:    March 20, 2003                By: /s/ HAROLD HAND
                                           -------------------------------------
                                           Harold Hand
                                           Director and Chairman of the Board

Date:    March 20, 2003                By: /s/ PATRICIA A. HATTON
                                           -------------------------------------
                                           Patricia A. Hatton
                                           Director and Chairperson of the
                                           Director Loan Committee

Date:    March 20, 2003                By: /s/ STEVEN J. KIKUCHI
                                           -------------------------------------
                                           Steven J. Kikuchi
                                           Director and Secretary of the Board

Date:    March 20, 2003                By: /s/ MAXWELL FREEMAN
                                           -------------------------------------
                                           Maxwell Freeman
                                           Director

Date:    March 20, 2003                By: /s/ YOSHIKAZU MATAGA
                                           -------------------------------------
                                           Yoshikazu Mataga
                                           Director

Date:    March 20, 2003                By: /s/ GARY A. STEWART
                                           -------------------------------------
                                           Gary A. Stewart
                                           Executive Vice President/CCO
                                           Director

Date:    March 20, 2003                By: /s/ KATHLEEN VERNER
                                           -------------------------------------
                                           Kathleen Verner
                                           Director

Date:    March 20, 2003                By: /s/ PHILIP B. WALLACE
                                           -------------------------------------
                                           Philip B. Wallace
                                           Director

I, Steven A. Rosso certify that:

1.  I have reviewed this annual report on Form 10-K of Pacific State Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


                                       By: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer
                                           Acting Chief Financial Officer

                                LIST OF EXHIBITS

3.1 Articles of Incorporation. Incorporated by reference from Exhibit 3.1 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").
3.2      Bylaws. Incorporated by reference from Exhibit 3.2 filed with the S-4.
4 Agreement to file copy of Indenture for the Company's $5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued to Pacific State Statutory Trust I.
10.1 Lease Agreement for Main Office. Incorporated by reference from Exhibit 10.1filed with the S-4.
10.2     Lease Agreement, Angels Camp Branch. Incorporated by reference from
         Exhibit 10.2 filed with the S-4.
10.3     Lease Agreement, Tracy Branch Office. Incorporated by reference from
         Exhibit 10.3 filed with the S-4.
10.4*    Employment Agreement (Steven A. Rosso). Incorporated by reference from
         Exhibit 10.4 filed with the S-4.
10.5* 1987 Stock Option Plan. Incorporated by reference from Exhibit 10.5 filed with the S-4.
10.6* 1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2002.
13 The portions of the Pacific State Bancorp 2002 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.
21       List of Subsidiaries
23.1     Independent Auditor's Consent
99.1     Certification pursuant to section 906 of the Sarbanes-Oxley Act.


*        Denotes management contract or compensatory arrangement