Form 10-Q
period 2003-03-31
PACIFIC STATE BANCORP
filed 2003-05-15
CIK 1169424

FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2003


                              PACIFIC STATE BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          California                                              61-1407606
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     1889 W. March Lane, Stockton, CA 95207
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Title of Class                   Shares outstanding as of May 8, 2003
 ---------------------               ---------------------------------------
      Common Stock                                  837,820
      No Par Value

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                      PACIFIC STATE BANCORP
                                   Consolidated Balance Sheet


                                                                      March 31       December 31,
Assets                                                                  2003             2002
------                                                             -------------    -------------
                                                                    (Unaudited)
Cash and due from banks                                            $  10,637,933    $  18,465,668
Federal funds sold                                                    16,188,000        5,000,000
Investment securities (market value of $12,167,153 in 2003 and
 $12,764,300 in 2002)                                                 12,173,866       12,767,400
Loans, less allowance for loan losses of $1,419,052 in 2003 and
 $1,306,309 in 2002                                                  140,123,622      133,965,914
Other real estate                                                        129,989           48,704
Bank premises and equipment, net                                       7,158,868        6,429,899
Accrued interest receivable and other assets                           3,494,907        3,462,899
                                                                   -------------    -------------
              Total assets                                         $ 189,907,185    $ 180,140,484
                                                                   =============    =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Non-interest bearing                                            $  39,151,416    $  30,697,547
   Interest bearing                                                  128,012,859      127,442,460
                                                                   -------------    -------------
         Total deposits                                              167,164,275      158,140,007
Borrowed funds                                                         5,000,000        5,000,000
Accrued interest payable and other liabilities                         1,053,570          680,615
                                                                   -------------    -------------
Mandatorily  redeemable cumulative trust preferred securities of
 subsidiary grantor trust                                              5,000,000        5,000,000
         Total liabilities                                           178,217,845      168,820,622

Shareholders' equity

   Preferred stock - no par value; 2,000,000 shares authorized;
    none issued and outstanding                                               --               --
   Common stock - no par value; 12,000,000 shares authorized;
    shares issued and outstanding 837,820 in 2003 and 806,437 in
    2002                                                               6,885,445        6,915,534
Retained earnings                                                      4,810,052        4,404,078
Accumulated other comprehensive(loss) income                              (6,157)             250
                                                                   -------------    -------------
              Total shareholders' equity                              11,689,340       11,319,862
                                                                   -------------    -------------
              Total liabilities and shareholders' equity           $ 189,907,185    $ 180,140,484
                                                                   =============    =============


       See notes to unaudited condensed consolidated financial statements

                                     PACIFIC STATE BANCORP
                               Consolidated Statement of Income
                                          (Unaudited)


                                                                   For the Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
Interest income:
   Interest and fees on loans                                      $  2,386,784   $  1,845,408
   Interest on Federal funds sold                                        42,915         14,730
   Interest on investment securities
      Taxable                                                            70,287         91,287
      Exempt from Federal income taxes                                   47,985         71,964
                                                                   ------------   ------------
            Total interest income                                     2,547,971      2,023,389
Interest expense:
   Interest on deposits                                                 664,109        707,741
   Interest on borrowings                                                31,340            338
   Interest on mandatorily redeemable trust preferred securities         57,634             --
                                                                   ------------   ------------
            Total interest expense                                      753,083        708,079
                                                                   ------------   ------------
            Net interest income                                       1,794,888      1,315,310
Provision for loan losses                                               122,000         76,500
                                                                   ------------   ------------
            Net interest income after provision for loan losses       1,672,888      1,238,810
                                                                   ------------   ------------
Non-interest income:
   Service charges                                                      151,558        106,606
   Other fee income                                                     146,070        145,076
   Rental income from other real estate                                   4,860          2,250
   Gain from sale of loans                                              233,839        143,072
                                                                   ------------   ------------
            Total non-interest income                                   536,327        397,004
Other expenses:
   Salaries and employee benefits                                       768,161        585,808
   Occupancy                                                            154,397        131,938
   Furniture and equipment                                              123,292        144,578
   Professional fees                                                     99,965         95,412
   Postage, stationery and supplies                                      58,322         40,708
   Other                                                                375,203        333,138
                                                                   ------------   ------------
            Total other expenses                                      1,579,340      1,331,582
                                                                   ------------   ------------
            Income before income taxes                                  629,875        304,232
Income tax expense                                                      223,900        104,000
                                                                   ------------   ------------
            Net income                                             $    405,974   $    200,232
                                                                   ============   ============
Basic earnings per share                                           $       0.49   $       0.26
                                                                   ============   ============
Diluted earnings per share                                         $       0.47   $       0.25
                                                                   ============   ============
Weighted average common shares outstanding                              823,395        771,696
Weighted average common and common equivalent shares
outstanding                                                             859,556        814,262


       See notes to unaudited condensed consolidated financial statements

                                    PACIFIC STATE BANCORP
                                   Statement of Cash Flows
                                         (Unaudited)
                                 For the Three Months Ended

                                                                           March 31,
                                                                     2003            2002
                                                                 ------------    ------------
Cash flows from operating activities:
   Net income                                                    $    405,974    $    200,232
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                       122,000          76,500
      Deferred loan origination fees and costs, net                    18,339         (16,797)
      Depreciation and amortization                                   194,721         (43,874)
      Net gain on sale of available-for-sale investment
       securities                                                      (2,116)             --
      Decrease in accrued interest receivable and other assets       (112,000)       (589,320)
      Increase (decrease) in accrued interest receivable and
       other liabilities                                              372,954        (125,623)
                                                                 ------------    ------------
          Net provided by (cash used) in operating activities         999,872        (498,882)
                                                                 ------------    ------------
Cash flows from investing activities:
Proceeds from matured and called available-for-sale
 investment securities                                                     --       1,865,000
   Proceedsd from sale of available-for-sale investment
     securities                                                       494,134     (12,000,000)
   Proceeds from principal repayments from available-for-sale
      mortgage-backed securities                                       89,778          30,708
   Proceeds from principal repayments from held-to-maturity
      mortgage-backed securities                                        5,478          14,250
   Net (increase) decrease in loans                                (6,349,784)      2,853,272
   Acquisition or other real estate                                   (81,285)             --
   Purchases of bank premises and equipment                          (852,261)       (228,278)
   Net liabilities assumed in the acquisition of CB&T branch               --      13,805,923
                                                                 ------------    ------------
      Net cash (used in) provided by investing activities          (6,693,940)      6,340,875
                                                                 ------------    ------------

Cash flows from financing activities:
   Net increase in demand, interest-bearing and                     1,181,778       5,296,557
    savings deposits
   Net increase (decrease) in time deposits                         7,842,490      (5,032,280)
   Proceeds from stock options exercised                               30,065          72,541
                                                                 ------------    ------------
   Net cash provided by financing activities                        9,054,333         336,818
                                                                 ------------    ------------
   Increase in cash and cash equivalents                            3,360,265       6,178,811
Cash and cash equivalents at beginning of year                     23,465,668       6,825,720
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $ 26,825,933    $ 13,004,531
                                                                 ============    ============


       See notes to unaudited condensed consolidated financial statements

                              PACIFIC STATE BANCORP

       NOTES TO UNAUDITIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

         On June 24, 2002, Pacific State Bancorp ("Bancorp") commenced operations as a bank holding company by acquiring all of the outstanding shares of Pacific State Bank (the "Bank") in a one bank holding company reorganization. The new corporate structure gives Bancorp and the Bank greater flexibility in terms of operation, expansion, and diversification. The reorganization was approved by the Bank's shareholders on May 9, 2002, and all required regulatory approvals or non-disapprovals with respect to the reorganization were obtained.

         Pacific State Bancorp's subsidiaries include the Bank and Pacific State Statutory Trust I, a Delaware statutory business trust which was formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank commenced operations in 1987 and is a California state-chartered member bank of the Federal Reserve System. The Bank operates seven branches in California, including two branches in Stockton and branches in Modesto, Groveland, Arnold, Angels Camp and Tracy. The Bank's primary source of revenue is interest and fees on loans provided to customers who are predominately small and middle-market businesses and individuals.

2.       FINANCIAL STATEMENTS

         The accounting and reporting policies of Pacific State Bancorp and its subsidiaries (collectively, the "Company") conform with accounting principles generally accepted in the United States and prevailing practice within the banking industry.

         The accompanying consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiaries, Pacific State Bank and Pacific State Statutory Trust I. Significant intercompany transactions and balances have been eliminated in consolidation.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2003 and December 31, 2002, the results of operations for the three month periods ended March 31, 2003 and 2002, and cash flows for the three month periods ended March 31, 2003 and 2002.

         Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report to Shareholders.

         The results of operations for the three-month period ended March 31, 2003 may not necessarily be indicative of the operating results for the full year.

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

3.       COMPREHENSIVE INCOME

         Other comprehensive income, net of taxes, was comprised of the unrealized loss on available-for-sale investment securities for the three-month periods ended March 31, 2003 and 2002 and totaled $6,407 and $5,055, respectively. Total comprehensive income, net of taxes, was $399,567 and $195,177 for the three-month periods ended March 31, 2003 and 2002.

4.       NEW ACCOUNTING PRONOUCEMENTS

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the Statement are included in these interim consolidated financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this Statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

5.       STOCK-BASED COMPENSATION

         At March 31, 2003, the Company had two stock-based employee compensation plans, the Pacific State Bancorp 1997 Stock Option Plan and the Pacific State Bancorp 1987 Stock Option Plan (the "Plans"). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                        --------      --------

         Net income, as reported                        $405,974      $200,232
         Deduct: Total stock-based employee
         compensation expense determined
         under the fair value based method
         for all awards, net of related tax effects        9,552         7,477
                                                        --------      --------

         Pro forma net income                           $396,422      $192,755
                                                        --------      --------

         Basic earnings per share - as reported         $   0.49      $   0.26
         Basic earnings per share - pro forma           $   0.48      $   0.25

         Diluted earnings per share - as reported       $   0.47      $   0.25
         Diluted earnings per share - pro forma         $   0.46      $   0.24

         Weighted average fair value of options
         granted during the quarter                                   $   3.66

         The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                     For the Three Months
                                                     Ended March 31, 2002
                                                     --------------------

         Dividend yield                                             N/A
         Expected volatility                           12.45% to 12.80%
         Risk-free interest rate                         4.87% to 5.39%
         Expected option life                                   5 years


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
--------

Pacific State Bancorp (`the Company") is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and a subsidiary trust, Pacific State Statutory Trust I. Pacific State Bancorp was organized on June 24, 2002 and acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank. The Bank operates seven branches in California, including two branches in Stockton, and branches in Modesto, Groveland, Arnold, Angels Camp and Tracy. The Bank's primary source of revenue is interest and fees on loans provided to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statutory Trust I is a statutory business trust formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities.

Earnings Summary
----------------

The Company reported net income for the first quarter of 2003 of $405,974, or $0.49 basic earnings per common share and $0.47 diluted earnings per common equivalent share, compared to net income of $200,232 or $0.26 basic earnings per common share and $0.25 diluted earnings per common equivalent share for the first quarter of 2002. Return on average assets annualized for the three months ended March 31, 2003 and 2002 were .90 % and .64%, respectively. Net earnings increased 102.75% for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to the increase in interest and fees on loans and gain on sales of loans. Return on average common equity annualized was 14.05% for the first quarter of 2003, compared with 8.56% for the first quarter of 2002.

Interest income for the three months ended March 31, 2003 was $2.5 million compared to $2.0 million for the same period in 2002, an increase of 25.9%. The increase was due to an increase in loan volume of $38.3 million from March 31, 2002 to March 31, 2003. Interest expense increased 6.7% for the three months ended March 31, 2003 compared to March 31, 2002 primarily due to interest related to the Company's trust preferred securities issued in June of 2002. The net interest income for the three months ended March 31, 2003 increased by $480,000 from the three months ended March 31, 2002 due primarily to the significant increase in interest income offset by the slight increase in interest expense.

Non-interest income increased from $107,000 to $152,000 for the three months ended March 31, 2002 and 2003, respectively. The increase was primarily due to an increase of $45,000 in service charges due to the increase in the number of accounts from the purchase of the assets and liabilities of the Stockton branch of California Bank & Trust. Other income also increased by $91,000 from increases in the gain on sale of loans. The Company considers the marketing and selling of government guaranteed loans to be core products. Other income derived from the gain on sale is considered core earnings.

Non-interest expense increased from $1.3 million in 2002 to $1.6 million in 2003 or 18.6%. Salaries and benefits increased 31.1% from $586,000 for the first quarter in 2002 to $768,000 in the first quarter 2003. The 18.6% increase in non-interest expense is consistent with the 31.6% increase in total assets from the first quarter end 2002 to first quarter end 2003 and the related growth in the Bank's branch system.

Balance Sheet Analysis
----------------------

Total assets increased by 31.6% from March 31, 2002 to March 31, 2003. Total deposits averaged $160.4 million during the three months ended March 31, 2003 compared to $116.9 million in 2002. Principal sources of liquidity are cash and due from banks, federal funds sold and investment securities. At quarter end March 31, 2003 these items represented $39.3 million or 23.5% of total deposits compared to $34.1 million or 25.5% of total deposits at March 31, 2002. Other sources of liquidity are maturing loans, a borrowing line from the Federal Reserve Discount Window and federal funds borrowing lines from correspondent banks. Effective October 3, 2002 the Bank established a borrowing line with the Federal Home Loan Bank of San Francisco. It is the opinion of management that these sources of liquidity are sufficient to meet the needs of the Company at present levels.

Shareholders' equity increased $369,000 to $11.7 million, or 6.1% of assets, at March 31, 2003 from $11.3 million or 6.3% of assets at December 31, 2002. The increase in the shareholders' equity was due to net income for the three months ended March 31, 2003, and to the exercise of 21,436 stock options, offset by the repurchase of 9,303 shares for $158,151.

INVESTMENT SECURITIES

Available-for-sale
------------------
                                                           March 31, 2003
                                       ------------------------------------------------------
                                                        Gross         Gross        Estimated
                                        Amortized     Unrealized    Unrealized       Market
                                           Cost         Gains         Losses         Value
                                       -----------   -----------   -----------    -----------
U.S. Government agencies               $ 2,021,929   $    35,767   $   (17,846)   $ 2,039,850
U.S. Treasury bill                       2,023,884         2,996            --      2,026,880
Obligations of states and political
   subdivisions                          5,595,577        43,417       (96,977)     5,542,017
Mortgage-backed securities                 427,949         2,295       (11,447)       418,797


Corporate Bonds                          1,232,650        36,346        (4,097)     1,264,899
Federal Reserve Bank Stock                 335,100            --            --        335,100
Farmer Mac Home Administration Stock         9,820            --            --          9,820
Federal Home Loan Bank stock               250,000            --            --        250,000
                                       -----------   -----------   -----------    -----------
            Total                      $11,896,909   $   120,821   $  (130,367)   $11,887,363
                                       ===========   ===========   ===========    ===========


Held-to-Maturity:
-----------------
                                                           March 31, 2003
                                       ------------------------------------------------------
                                                        Gross         Gross        Estimated
                                        Amortized     Unrealized    Unrealized       Market
                                           Cost         Gains         Losses         Value
                                       -----------   -----------   -----------    -----------
Mortgage-backed securities             $   286,504   $       341   $    (7,055)   $   279,790
                                       ===========   ===========   ===========    ===========


LOANS

Outstanding loans are summarized below:

                                                March 31,          December 31,
                                                  2003                 2002
                                              -------------       -------------
Commercial                                    $  35,980,853       $  30,938,399
Agriculture                                       9,783,206           9,287,655
Real estate                                      53,864,897          53,159,804
Real estate-construction                         29,868,487          33,887,183
Installment                                      11,798,587           7,734,199
                                              -------------       -------------
      Total loans                               141,296,030         135,007,240
Deferred loan fees                                  246,644             264,983
Allowance for loan losses                        (1,419,052)         (1,306,309)
                                              -------------       -------------
      Total net loans                         $ 140,123,622       $ 133,965,914
                                              =============       =============


Changes in the allowance for loan losses were as follows:

                                                       Three Months Ended
                                                            March 31,
                                                     2003               2002
                                                 -----------        -----------
Balance, beginning of period                     $ 1,306,309        $ 1,171,608
Provision charged to operations                      122,000             76,500
Losses charged to allowance                           (9,799)           (10,463)
Recoveries                                               542                 --
                                                 -----------        -----------
Balance, end of period                           $ 1,419,052        $ 1,237,645
                                                 ===========        ===========


The following table summarizes non-performing assets of the Bank as of the dates indicated:

                                                        March 31,   December 31,
                                                          2003          2002
                                                       ----------    ----------
Non-performing Assets:
Non-accrual loans                                      $  219,000    $  199,000
Accruing loans past due 90 days or more                        --            --
                                                       ----------    ----------
Total non-performing loans                                219,000       199,000
Other real estate owned                                   130,000        49,000
                                                       ----------    ----------
Total non-performing assets                            $  349,000    $  248,000
                                                       ==========    ==========

Non-performing assets as a percentage of:
Total loans                                                   .25%          .19%
Total assets                                                  .18%          .14%

DEPOSITS

Deposits consisted of the following:

                                                 March 31,          December 31,
                                                   2003                 2002
                                               ------------         ------------
Non-interest bearing                           $ 39,443,334         $ 30,697,547
Savings                                           5,096,081            6,574,174
Money markets                                    36,505,368           35,964,405
NOW Accounts                                     14,401,503           15,640,384
Time, $100,000 or more                           34,279,126           37,589,426
Other time                                       37,730,781           31,674,071
                                               ------------         ------------
                                               $167,456,193         $158,140,007
                                               ============         ============

The Company's and the Bank's capital amounts (in thousands) and risk-based capital ratios are presented below.


                                                                                       To Be Well
                                                                                    Capitalized Under
                                                                For Capital         Prompt Corrective
                                           Actual            Adequacy Purposes      Action Provisions
                                     -------------------    -------------------    -------------------
                                                            Minimum     Minimum    Minimum     Minimum
                                      Amount      Ratio      Amount      Ratio      Amount      Ratio
   Company
   As of March 31, 2003:
     Total capital
       (to risk weighted assets)     $ 15,848      10.86%   $ 11,671       8.00%        N/A        N/A
     Tier I capital
       (to risk weighted assets)     $ 14,429       9.89%   $  5,835       4.00%        N/A        N/A
     Tier I capital
       (to average assets)           $ 14,429       7.96%   $  7,254       4.00%        N/A        N/A

   Pacific State Bank
   As of  March 31, 2003, 2002:
     Total capital
       (to risk weighted assets)     $ 16,135      11.10%   $ 11,630       8.00%   $ 14,537      10.00%
     Tier I capital
       (to risk weighted assets)     $ 14,716      10.12%   $  5,815       4.00%   $  8,722       6.00%
     Tier I capital
       (to average assets)           $ 14,716       8.13%   $  7,239       4.00%   $  9,106       5.00%

   As of December 31, 2002:
     Total capital
       (to risk weighted assets)     $ 15,882      10.95%   $ 11,608       8.00%   $ 14,509      10.00%
     Tier I capital
       (to risk weighted assets)     $ 14,576      10.05%   $  5,804       4.00%   $  8,706       6.00%
     Tier I capital
       (to average assets)           $ 14,576       8.74%   $  6,673       4.00%   $  8,400       5.00%


*The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

ITEM 4.  Controls and Procedures.

         The Company's Chief Executive Officer and Chief Lending Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a--14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

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


                                       Pacific State Bancorp

Date: May 15, 2003                     BY: /s/ STEVEN A. ROSSO
                                           -------------------
                                           Steven A. Rosso
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer

I, Steven A. Rosso certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific State Bancorp (the registrant);

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                       /s/ STEVEN A. ROSSO
                                       -------------------
                                       Steven A. Rosso
                                       President, Chief Executive Officer, and
                                       Acting Chief Financial Officer

                                LIST OF EXHIBITS

3.1 Articles of Incorporation. Incorporated by reference from Exhibit 3.1 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").

3.2      Bylaws. Incorporated by reference from Exhibit 3.2 filed with the S-4.

10.6 1997 Stock Option Plan, as amended. Incorporated by reference to the Company's Post-Effective Amendment No. 1 to its Registration Statement No. 333-91196.

99.1     Certification pursuant to section 906 of the Sarbanes-Oxley Act.