Form 10-Q
period 2003-06-30
PACIFIC STATE BANCORP
filed 2003-08-14
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


                         For Quarter Ended June 30, 2003
                         Commission file number: 0-49892
                         -------------------------------



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

                 Yes [ ]                  No [X]


  Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

        Title of Class                  Shares outstanding as of August 11, 2003

        Common Stock
        No Par Value                                     841,820

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              PACIFIC STATE BANCORP
                           Consolidated Balance Sheet


                                                                   June 30,     December 31,
Assets                                                               2003          2002
------                                                           ------------   ------------
                                                                  (Unaudited)

Cash and due from banks                                          $  8,483,793   $ 18,465,668
Federal funds sold                                                    717,000      5,000,000
Investment securities (market value of $13,323,342 in 2003
  and $12,764,300 in 2002)                                         13,325,284     12,767,400
Loans, less allowance for loan losses of $1,465,952 in 2003
  and $1,306,309 in 2002                                          151,976,795    133,965,914
Other real estate                                                     129,866         48,704
Bank premises and equipment, net                                    7,449,370      6,429,899
Accrued interest receivable and other assets                        3,463,277      3,462,899
                                                                 ------------   ------------

         Total assets                                            $185,545,385   $180,140,484
                                                                 ============   ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
  Non-interest bearing                                           $ 36,453,277   $ 30,697,547
  Interest bearing                                                125,638,519    127,442,460
                                                                 ------------   ------------
         Total deposits                                           162,091,796    158,140,007
Borrowed funds                                                      5,000,000      5,000,000
Accrued interest payable and other liabilities                      1,147,933        680,615
Mandatorily  redeemable cumulative trust preferred securities
  of subsidiary grantor trust                                       5,000,000      5,000,000
                                                                 ------------   ------------
             Total liabilities                                    173,239,729    168,820,622

Shareholders' equity
--------------------

  Preferred stock - no par value; 2,000,000 shares authorized;
    none issued and outstanding                                            --             --

  Common stock - no par value; 12,000,000 shares authorized;
    shares issued and outstanding 837,820 in 2003 and 806,437
    in 2002                                                         6,917,686      6,915,534

Retained earnings                                                   5,286,056      4,404,078

Accumulated other comprehensive income                                101,914            250
                                                                 ------------   ------------
         Total shareholders' equity                                12,305,656     11,319,862
                                                                 ============   ============
         Total liabilities and shareholders' equity              $185,545,385   $180,140,484
                                                                 ============   ============


            See notes to unaudited consolidated financial statements

                              Pacific State Bancorp
                               Statement of Income
                                   (Unaudited)


                                                             For the Three Months       For the Six Months
                                                                 Ended June 30,            Ended June 30,
                                                            -----------------------   -----------------------
                                                               2003         2002         2003         2002
                                                            ----------   ----------   ----------   ----------

Interest income:

  Interest and fees on loans                                $2,576,354   $2,092,674   $4,963,138   $3,938,082
  Interest on federal funds sold                                25,346       10,430       68,261       25,160
  Interest on investment securities
    Taxable                                                     58,887      124,935      129,174      216,222
    Exempt from Federal income taxes                            52,657       55,755      100,642      127,719
                                                            ----------   ----------   ----------   ----------
         Total interest income                               2,713,244    2,283,794    5,261,215    4,307,183

Interest expense:
  Interest on deposits                                         609,841      707,542    1,273,948    1,415,283
  Interest  on mandatorily redeemable
  Redeemable trust preferred securities                         60,566           --      118,200           --

  Interest on short-term borrowings                             31,688           --       63,028          338
                                                            ----------   ----------   ----------   ----------
         Total interest expense                                702,095      707,542    1,455,176    1,415,621
                                                            ----------   ----------   ----------   ----------
         Net interest income                                 2,011,149    1,576,252    3,806,039    2,891,562

Provision for loan losses                                      138,000       81,500      260,000      158,000
                                                            ----------   ----------   ----------   ----------
         Net interest income after
         provision for loan losses                           1,873,149    1,494,752    3,546,039    2,733,562
                                                            ----------   ----------   ----------   ----------

Non-interest income:
  Service charges                                              156,591      131,200      308,149      237,806
  Other fee income                                             158,310      104,517      304,380      246,983
  Rental income from other real estate                           4,860        4,860        9,720        9,720
  Gain from sale of securities                                      --       26,334           --       26,334
  Gain from sale of loans                                       74,710      166,687      308,549      309,759
                                                            ----------   ----------   ----------   ----------
         Total non-interest income                             394,471      433,598      930,798      830,602

Other expenses:
  Salaries and employee benefits                               709,916      580,782    1,478,077    1,166,590
  Occupancy                                                    174,760      130,927      329,157      262,865
  Furniture and equipment                                      115,795      151,640      239,087      296,218
  Professional fees                                            125,866       98,255      225,831      193,667
  Postage, stationary and supplies                              40,869       48,459       99,191       89,167
  Other                                                        359,810      380,279      735,116      713,417
                                                            ----------   ----------   ----------   ----------
         Total other expenses                                1,527,016    1,390,342    3,106,459    2,721,924
                                                            ----------   ----------   ----------   ----------
         Income before income taxes                            740,604      538,008    1,370,378      842,240

Income tax expense                                             264,600      186,500      488,400      290,500
                                                            ----------   ----------   ----------   ----------
         Net income                                         $  476,004   $  351,508   $  881,978   $  551,740
                                                            ==========   ==========   ==========   ==========
Basic earnings per share                                    $     0.57   $     0.43   $     1.06   $     0.70
                                                            ==========   ==========   ==========   ==========
Diluted earnings per share                                  $     0.55   $     0.41   $     1.03   $     0.66
                                                            ==========   ==========   ==========   ==========

Weighted average common shares outstanding                     840,996      810,115      829,180      791,012

Weighted average common and common equivalent
shares outstanding                                             867,114      855,009      853,282      834,742


            See notes to unaudited consolidated financial statements

                     Pacific State Bancorp and Subsidiaries
                             Statement of Cash Flows
                                   (Unaudited)


                                                                  For the Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                     2003           2002
                                                                 ------------   ------------

Cash flows from operating activities:
  Net income                                                     $    881,978   $    551,740
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                       260,000        158,000
      Deferred loan origination fees and costs, net                   (20,210)       (65,590)
      Depreciation and amortization                                   243,720         60,213
      OREO write-downs charged to expense                                  --         20,000
      Increase in accrued interest receivable and
        other assets                                                 (139,820)      (752,860)
      Increase in accrued interest payable and
        other liabilities                                             467,318        386,034
                                                                 ------------   ------------
         Net cash provided by operating activities                  1,692,986        357,537
                                                                 ------------   ------------

Cash flows from investing activities:
  Proceeds from matured and called available-for-sale
    investment securities                                             150,000      3,115,000
  Purchase of available-for-sale investment securities             (1,000,000)   (12,006,599)
  Proceeds from principal repayments from available-for-sale
    mortgage-backed securities                                        336,953         79,929
  Proceeds from principal repayments from held-to-maturity
    mortgage-backed securities                                         88,897         35,036
  Net increase in loans                                           (18,316,309)    (9,039,622)
  Proceeds from sale of other real estate                             (81,285)            --
  Purchases of bank premises and equipment                         (1,100,058)      (513,421)
  Net liabilities assumed in the acquisition of
    CB&T branch                                                            --     13,805,923
                                                                 ------------   ------------
         Net cash used in investing activities                    (19,921,802)    (4,523,754)
                                                                 ------------   ------------

Cash flows from financing activities:
  Net increase in demand, interest-bearing
    and savings deposits                                            2,669,743     10,946,108
  Net change in time deposits                                       1,282,046     (2,838,268)
  Issuance of mandatorily  redeemable cumulative trust
    preferred securities of subsidiary grantor trust                       --      5,000,000
  Repurchase of common stock                                         (170,546)            --
  Proceeds from stock options exercised                               172,698        119,486
                                                                 ------------   ------------
  Net cash provided by financing activities                         3,953,941     13,227,326
                                                                 ------------   ------------
 (Decrease) Increase in cash and cash equivalents                 (14,274,875)     9,061,109
Cash and cash equivalents at beginning of year                     23,465,668      6,825,720
                                                                 ------------   ------------
Cash and cash equivalents at end of period                       $  9,190,793   $ 15,886,829
                                                                 ============   ============


            See notes to unaudited consolidated financial statements

                              Pacific State Bancorp
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


1.   CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the month periods ended June 30, 2003 and 2002.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The results of operations for the three month and six month periods ended June 30, 2003 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, the provision for taxes and the estimated fair value of investment securities.


2.   STOCK-BASED COMPENSATION

A June 30, 2003, the Company had* two stock-based employee compensation plans, the Pacific State Bancorp 1997 Stock Option Plan and the Pacific State Bancorp 1987 Stock Option Plan (the "Plans"). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                             For the Three Months Ended     For the Six Months Ended
                                             --------------------------    --------------------------
                                                 2003           2002           2003           2002
                                             -----------    -----------    -----------    -----------

Net income, as reported                      $   476,004    $   351,508    $   881,978    $   551,740
Deduct:  Total stock-based employee
compensation expense determined
under the fair value method
for all awards, net of related tax effects         9,552          7,477         19,104         14,954
                                             -----------    -----------    -----------    -----------
                                             $   466,452    $   344,031    $   862,874    $   536,786
                                             ===========    ===========    ===========    ===========

Basic earning per share - as reported        $      0.56    $      0.43    $      1.06    $      0.70
Basic earning per share - pro forma          $      0.57    $      0.42    $      1.04
Diluted earnings per share - as reported     $      0.55    $      0.41    $      1.03    $      0.66
Diluted earnings per share - pro forma       $      0.54    $      0.41    $      1.01

3.   EARNINGS PER SHARE COMPUTATION

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options


4.   COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains (losses) on available-for-sale investment securities of $(102,000) for the six month period ended June 30, 2003 and $3,400 for the six month period ended June 30, 2002. Comprehensive income was $476,000 for the three month period ended June 30, 2003 and $352,000 for the three month period ended June 30, 2002. Comprehensive income was $882,000 for the six month period ended June30, 2003 and $552,000 for the six month period ended June 30, 2002.


5.   COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $35,998,000 and letters of credit of $459,000 at June 30, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2003.

Approximately $11,315,000 of the loan commitments outstanding at June 30, 2003 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized.


6.   ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the Statement are included in these consolidated financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

On April 30, 2003, the FASB issued Statement SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has previously accounted for its mandatorily redeemable cumulative trust preferred securities in a manner consistent with the Statement and, in management's opinion, adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PACIFIC STATE BANCORP

The following is management's discussion and analysis of the significant changes in Pacific State Bancorp (the "Company") balance sheet accounts between June 30,2003 and December 31, 2002 and its income and expense accounts for the three and six-month periods ended June 30, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of potential military conflicts and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Interest income and net interest income are presented on a fully taxable equivalent basis (FTE) within management's discussion and analysis.

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

The Bank commenced operations in 1987 and is a California state-chartered member bank of the Federal Reserve System. The Bank operates seven branches in California, including two branches in Stockton and branches in Modesto, Groveland, Arnold, Angels Camp and Tracy. The Bank's primary source of revenue is providing interest paid on loans to customers who are predominately small and middle-market businesses and individuals.

Earnings Summary
----------------

The Company reported net income for the second quarter of 2003 of $476,004 or $0.57 basic earnings per common share or $0.55 diluted earnings per common equivalent share, compared to net income of $351,508 or $0.43 basic earnings per common and $0.41 diluted earnings per common equivalent share, reported for the same period in 2002. Return on average assets annualized for the six months ended June 30, 2003 and 2002 were .97 % and .81%, respectively. Net earnings increased by 35.2% for the three months ended June 30, 2003 compared to the same period in 2002 due mostly to an increase in net interest income of 27.5%. Net earnings increased by 60.0% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Return on average common equity annualized was 15.73% for the second quarter of 2003, compared with 13.58% for the second quarter of 2001.

Interest income for the six months ended June 30, 2003 was $5.3 million compared to $4.3 million for the same period in 2002, an increase of 22%. The increase was due to an increase in loan interest income of $900,000 as well as an increase in loan fees of $99,000. The increase in loan interest income is due to growth within the loan portfolio. Interest expense increase slightly by 3% for the six months ended June 30, 2003 compared to June 30, 2002 due to growth in deposits.

Non-interest income increased slightly from $831,000 to $931,000 for the six months ended June 30, 2003. The increase was primarily due to increase of $70,000 in service charge income as a result of the growth in deposits and an increase of $57,000 in other fee income. Gain on sale of loans decreased slightly from $310,000 to $309,000 for the six months ended June 30, 2002 and 2003, respectively. The gain on sale of loans was projected and anticipated in the normal course of the Bank's operations.

Non-interest expense increased from $2.7 million in 2002 to $3.1 million in 2003 or 14%. Salaries and benefits increased 27% from $1.2 million for the first two quarters in 2002 to $1.5 million in the first two quarters of 2003. Occupancy and equipment also increased $66,000 from second quarter end 2002 to second quarter end 2003 during the same periods. The 14% increase in non-interest expense is consistent with the 17% increase in total assets from the second quarter end 2002 to second quarter end 2003 and the related growth in the Bank's loan portfolio.

Balance Sheet Analysis
----------------------

Total assets increased by 3% from December 31, 2002 to June 30, 2003. The increase in total assets was a result of an increase in deposits from $158.1 million to $162.0 million. Net loans during this period increased from $134.0 million to $151.9 million and investments increased from $12.8 million to $13.3 million.

Non-performing assets (including nonaccrual loans, loans 90 days past due and other real estate owned) totaled $260,000 at June 30, 2003, compared to $248,000 on December 31, 2002 and $537,000 on June 30, 2002. The ratio of non-performing assets to total loans was .17% at June 30, 2003, .14% at December 31, 2002 and ..47% at June 30, 2002.

The allowance for loan losses was $1.5 million at June 30, 2003, compared to $1.3 million at December 31, 2002 and $1.2 million at June 30, 2002. The provision for loan losses was $260,000 for the six months ended June 30, 2003 versus $158,000 for the same period in 2002. Net charge-offs were $100,000 for the first six months of 2003, compared to $110,000 for the first six months of 2001. The ratio of the allowance for loan losses to non-performing assets was 568.8% at June 30, 2003, compared to 242.09% at December 31, 2002 and 223.5% at
June 30, 2002.

Income Taxes
------------

The Bank accrued $488,400 in income taxes for the six months ending June 30, 2003 compared to $290,500 for the same period in 2002. The Bank accrued $264,000 in income taxes for the quarter ended June 30, 2003 compared to $186,500 for the same period in 2002. These increases are consistent with the increase in income before taxes.

Liquidity
---------

Liquidity represents the Bank's ability to meet the requirements of customers' borrowing needs as well as fluctuations in core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits. Total deposits averaged $160.8 million during the six months ended June 30, 2003 compared to $136.4 million in 2002. Principal sources of liquidity are cash and due from banks, Federal funds sold and investment securities. At quarter end June 30, 2003 these items represented $22.3 million or 13.8% of total deposits compared to $35.6 million or 25.2% at December 31, 2002. Other sources of liquidity are maturing loans, a borrowing line from the Federal Reserve Discount Window and Federal funds borrowing lines from correspondent banks. It is the opinion of management that these sources of liquidity are sufficient to meet the needs of the Bank at present levels.

Shareholders' equity increased $986,000 million to $12.3 million, or 6.6% of assets, at June 30, 2003, from $11.3 million or 6.3% of assets at December 31, 2002. The increase in the ratio was due to net income for the six months ended June 30, 2003, the exercise of 16,315 stock options and an increase in accumulated other comprehensive income resulting from unrealized gains on investment securities available for sale.

LOANS

Outstanding loans are summarized below:

                                               June 30,            December 31,
                                                 2003                  2002
                                            -------------         -------------

Commercial                                     41,335,229         $  30,938,399
Agriculture                                    12,014,081             9,287,655
Real estate                                    61,284,462            53,159,804
Real estate-construction                       27,696,020            33,887,183
Installment                                    10,827,762             7,734,199

   Total loans                                153,157,554           135,007,240
Deferred loan fees                                285,193               264,983
Allowance for loan losses                      (1,465,952)           (1,306,309)
                                            -------------         -------------
   Total net loans                          $ 151,976,795         $ 133,965,914
                                            =============         =============

Changes in the allowance for loan losses were as follows:

                                                       Six Months Ended
                                                --------------------------------
                                                 June 30,           December 31,
                                                   2003                2002
                                                -----------         -----------

Balance, beginning of year                      $ 1,306,309         $ 1,171,608
Provision charged to operations                     260,000             158,000
Losses charged to allowance                        (101,383)           (110,463)
Recoveries                                            1,026                  --
                                                -----------         -----------
Balance, end of period                          $ 1,465,952         $ 1,219,145
                                                ===========         ===========

The following table summarizes non-performing assets of the Bank for the periods indicated:

                                                     June 30,       December 31,
                                                       2003            2002
                                                     --------       ------------

Non-performing Assets:
Non-accrual loans                                    $130,000        $199,000
Accruing loans past due 90 days or more                    --              --
                                                     --------        --------
Total non-performing loans                            130,000         199,000
Other real estate owned                               130,000          49,000
                                                     --------        --------
Total non-performing assets                          $260,000        $248,000

Non-performing assets as a percentage of:
Total loans                                              .17%            .15%
Total assets                                             .14%            .14%

DEPOSITS

Deposits consisted of the following:
                                                June 30,            December 31,
                                                  2003                  2002
                                              ------------          ------------

Non-interest bearing                          $ 36,453,277          $ 30,697,547
Savings                                          5,482,018             6,574,174
Money markets                                   35,758,492            35,964,405
NOW Accounts                                    13,852,557            15,640,384
Time, $100,000 or more                          38,156,020            37,589,426
Other time                                      32,389,432            31,674,071
                                              ------------          ------------
                                              $162,091,796          $158,140,007
                                              ============          ============
Regulatory Capital
------------------

The Company's and the Bank's capital amounts (in thousands) and risk-based capital ratios are presented below.

                                                                                         To Be Well
                                                                                     Capitalized Under
                                                             For Capital             Prompt Corrective
                                         Actual            Adequacy Purposes         Action Provisions
                                  --------------------   ---------------------      --------------------
                                                          Minimum      Minimum      Minimum      Minimum
                                    Amount      Ratio     Amount       Ratio        Amount        Ratio
                                  ---------     -----    ---------     -------      -------      -------
Company
As of June 30, 2003:
  Total capital
    (to risk weighted assets)     $  15,848     10.86%   $  11,671        8.00%        N/A         N/A

  Tier I capital
    (to risk weighted assets)     $  14,429      9.89%   $   5,835        4.00%        N/A         N/A

  Tier I capital
    (to average assets)           $  14,429      7.96%   $   7,254        4.00%        N/A         N/A

As of December 31, 2002:
  Total capital
    (to risk weighted assets)     $  16,497     11.4%    $  11,558        8.00%        N/A         N/A
  Tier I capital
    (to risk weighted assets)     $  13,588      9.4%    $   5,779        4.00%        N/A         N/A
  Tier I capital
    (to average assets)           $  13,588      8.1%    $   6,693        4.00%        N/A         N/A

Bank
As of June 30, 2003:
  Total capital
    (to risk weighted assets)    $  16,755      10.3%    $  13,055        8.00%     $  16,319    10.00%
  Tier I capital
    (to risk weighted assets)    $  15,289       9.4%    $   6,528        4.00%     $   9,791     6.00%
  Tier I capital
    (to average assets)          $  15,289       8.6%    $   7,092        4.00%     $   8,865     5.00%

As of December 31, 2002:
  Total capital
    (to risk weighted assets)    $  16,293      11.4%    $  11,529        8.00%     $  14,412    10.00%
  Tier I capital
    (to risk weighted assets)    $  14,617      10.1%    $   5,765        4.00%     $   8,706     6.00%
  Tier I capital
    (to average assets)          $  14,617       8.9%    $   6,690        4.00%     $   8,400     5.00%

* The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks.

ITEM 4. Controls and Procedures

The Company's Chief Executive Officer and Acting Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c15(e) or 15d-15(e))), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives are adequate and effective for purposes of Rule 13a--14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                           Part II - Other Information


Item 1. Legal Proceedings

There are no material proceedings to which the Bank Company is a party of which any of its property is subject.


Item 2. Changes in Securities and Use of Proceeds - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters to a Vote of Security Holders

The Bank held its annual shareholders meeting on May 8, 2003 at the Bank's office on 6. So. El Dorado St., Stockton, CA. 94501. The Shareholders approved the following:


For (1) Elected to the Board of Directors, the shareholders elected: Michael Dalton, Maxwell Freeman, Dr. Harold Hand, Dr. Patricia Hatton, Steven Kikuchi, Yosh Mataga, Steven A. Rosso, Gary A. Stewart, Kathleen Verner and Phillip Wallace. [MUST REPORT THE VOTE FOR, AGAINST AND ABSTAINING AS TO EACH CANDIDATE.]

(2) Approved the Pacific State Bancorp 1997 Stock Option Plan. [MUST DISCLOSE VOTE.]

(3) Voted to increase the number of shares reserved and available for issuance under the Pacific State Bancorp 1997 Stock Option Plan by 114,533 shares. [MUST DISCLOSE VOTE.]

The formation of a holding company, Pacific State Bancorp. 550,687 shares approved the Plan of Reorganization, 2,000 shares voted to disapprove and 4,320 shares abstained.


Item 5. Other Information - None


Item 6. Exhibits and Reports on Form 8-K

        (a) See the List of Exhibits, which is incorporated here by reference.

        (b) No reports on Form 8-K were filed during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the Bank duly caused this report to be signed by the undersigned thereunto duly authorized.


Date: August 14, 2003              BY: /s/ STEVEN A. ROSSO
                                      ------------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer

                                LIST OF EXHIBITS

31          Certification pursuant to section 302 of the Sarbanes-Oxley Act.

32          Certification pursuant to section 906 of the Sarbanes-Oxley Act.