Form 10-Q
period 2003-09-30
PACIFIC STATE BANCORP
filed 2003-11-14
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2003
                         Commission file number: 0-49892
                         -------------------------------


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

               Yes [X]                              No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act.

               Yes [ ]                              No [X]

  Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

       Title of Class         Shares outstanding as of November 10, 2003
       --------------         ------------------------------------------

       Common Stock
       No Par Value                           1,670,068

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                              PACIFIC STATE BANCORP
                           Consolidated Balance Sheet

                                                     September 30,  December 31,
                                                         2003           2002
                                                     -------------  ------------
                                                     (Unaudited)
Assets
------

Cash and due from banks                              $ 12,482,686   $ 18,465,668
Federal funds sold                                      1,625,000      5,000,000
Investment securities (market value of
  $15,415,522 in 2003 and $12,764,300 in 2002)         15,388,379     12,767,400
Loans, less allowance for loan losses of
  $1,514,127 in 2003 and $1,306,309 in 2002           159,737,158    133,965,914
Other real estate                                             -0-         48,704
Bank premises and equipment, net                        8,360,401      6,429,899
Accrued interest receivable and other assets            7,706,934      3,462,899
                                                     ------------   ------------
      Total assets                                   $205,300,558   $180,140,484
                                                     ============   ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
  Non-interest bearing                               $ 42,317,759   $ 30,697,547
  Interest bearing                                    139,606,582    127,442,460
                                                     ------------   ------------
      Total deposits                                  181,924,341    158,140,007

Borrowed funds                                          5,000,000      5,000,000
Accrued interest payable and other liabilities            623,839        680,615
Mandatorily  redeemable cumulative trust
  preferred securities of subsidiary grantor
  trust                                                 5,000,000      5,000,000
                                                     ------------   ------------
      Total liabilities                               192,548,180    168,820,622

Shareholders' equity:
  Preferred stock - no par value; 4,000,000
    shares authorized; none issued and outstanding             --             --
  Common stock - no par value; 24,000,000
    shares authorized; shares issued and
    outstanding 1,669,868 in 2003 and 1,612,874
    in 2002                                             6,918,722      6,915,534
Retained earnings                                       5,816,149      4,404,078
Accumulated other comprehensive income                     17,507            250
                                                     ------------   ------------
      Total shareholders' equity                       12,752,378     11,319,862
                                                     ------------   ------------
      Total liabilities and shareholders' equity     $205,300,558   $180,140,484
                                                     ============   ============

      See notes to unaudited condensed consolidated financial statements

                              Pacific State Bancorp
                               Statement of Income
                                   (Unaudited)

                                              For the Three Months       For the Nine Months
                                              Ended  September 30,       Ended September 30,
                                             -----------------------   -----------------------
                                                2003         2002         2003         2002
                                             ----------   ----------   ----------   ----------

Interest income:
  Interest and fees on loans                 $2,785,575   $2,174,095   $7,748,713   $6,112,177
  Interest on federal funds sold                  4,805       21,628       73,066       46,788
  Interest on investment securities
    Taxable                                      68,372      125,067      197,546      340,684
    Exempt from Federal income taxes             49,586       50,322      150,228      178,647
                                             ----------   ----------   ----------   ----------
        Total interest income                 2,904,325    2,371,112    8,169,553    6,678,296
Interest expense:
  Interest on deposits                          578,245      725,155    1,852,192    2,140,438
  Trust preferred securities                     60,988          958      179,188        1,297
  Interest on short-term borrowings              33,741       68,194       96,769       68,194
                                             ----------   ----------   ----------   ----------
        Total interest expense                  672,973      794,307    2,128,149    2,209,929
                                             ----------   ----------   ----------   ----------

        Net interest income                   2,235,366    1,576,805    6,041,404    4,468,367

Provision for loan losses                       138,000       81,500      398,000      239,500
                                             ----------   ----------   ----------   ----------
        Net interest income after
        provision for loan losses             2,097,365    1,495,305    5,643,404    4,228,867
                                             ----------   ----------   ----------   ----------
Non-interest income:
  Service charges                               168,951      151,129      477,100      388,935
  Other fee income                              160,288      100,847      464,668      347,830
  Rental income from other real estate            3,120        4,860       12,840       14,580
  Gain from sale of securities                       --           --           --       26,334
  Gain from sale of loans                        81,924       73,179      390,473      382,938
                                             ----------   ----------   ----------   ----------
        Total non-interest income               414,283      330,015    1,345,081    1,160,617

Other expenses:
  Salaries and employee benefits                804,887      684,990    2,282,964    1,851,580
  Occupancy                                     171,514      142,611      500,671      405,476
  Furniture and equipment                      126, 361      135,724      365,448      431,942
  Other                                         545,293      608,225    1,605,431    1,604,476
                                             ----------   ----------   ----------   ----------
        Total other expenses                  1,648,055    1,571,550    4,754,514    4,293,474
                                             ----------   ----------   ----------   ----------
        Income before income taxes              863,593      253,770    2,233,971    1,096,010
Income tax expense                              333,500       79,500      821,900      370,000
                                             ----------   ----------   ----------   ----------
        Net income                           $  530,093   $  174,270   $1,412,071   $  726,010
                                             ==========   ==========   ==========   ==========
Basic earnings per share                     $     0.32   $     0.11   $     0.85   $     0.45
                                             ==========   ==========   ==========   ==========
Diluted earnings per share                   $     0.31   $     0.10   $     .083   $     0.43
                                             ==========   ==========   ==========   ==========
Weighted average common shares outstanding    1,651,540    1,638,066    1,658,360    1,600,910
Weighted average common and
common equivalent shares outstanding          1,697,476    1,716,546    1,704,296    1,685,376

            See notes to unaudited condensed financial statements

                     Pacific State Bancorp and Subsidiaries
                             Statement of Cash Flows
                                   (Unaudited)

                                                                      For the Nine Months Ended
                                                                           September 30,
                                                                       2003             2002
                                                                    -----------      -----------

Cash flows from operating activities:

   Net income                                                         1,412,071          726,010
   Adjustments to reconcile net income to net cash
     provided by operating activities:

       Provision for loan losses                                        398,000          239,500

       Deferred loan origination fess and costs, net                     35,771          (40,456)

       Depreciation and amortization                                    331,447          203,582
       Net increase in cash surrender value of life
         insurance policies                                             (25,780)

       Oreo write-downs charged to expense                                 --             35,605
       Gain on sale of available-for-sale investment
         securities                                                      (2,116)

       Increase in accrued interest receivable and other assets        (217,320)        (790,630)
       Decrease in accrued interest payable and other
         liabilities                                                    (56,776)        (347,175)
                                                                    -----------      -----------
           Net cash provided by operating activities                  1,875,297           26,436
Cash flows from investing activities:

  Net increase in interest bearing deposits in banks                 (3,500,000)
  Proceeds from matured and called available-for-sale
    investment securities                                               150,000        8,646,667
  Purchase of available-for-sale investment securities               (3,740,530)     (14,890,909)
  Proceeds from principal repayments from available-for-
    sale mortgage-backed securities                                   4,358,309          140,921
  Proceeds from principal repayments from held-to-
    maturity mortgage-backed securities                                 102,435           53,933
      Net increase in loans                                         (26,286,189)     (20,657,964)
  Proceeds from sale of other real estate                                49,704          130,415
  Purchases of bank premises and equipment                           (2,053,794)      (1,075,671)
  Proceeds from the sale of equipment                                      --              3,043
  Net liabilities assumed in acquisition of cb&T BRANCH                    --         13,805,923
  Purchase of life insurance policies                                (4,135,250)
                                                                    -----------      -----------
      Net cash used in investing activities                         (35,055,315)     (13,843,642)

Cash flows from financing activities:
  Net increase in demand, interest-bearing and savings deposits      10,492,676        8,454,348
  Net increase in time deposits                                      13,291,658       (1,225,874)
  Net increase in short-term borrowings                                    --          2,000,000
  Issuance of manditorily redeemable cumulative trust preferred
    securities of subsidiary grantor trust                                 --          5,000,000
  Repurchase of common stock                                           (170,546)
  Proceeds from stock options exercised                                 208,248          144,861
                                                                    -----------      -----------
    Net cash provided by financing activities                        23,822,036       14,373,335
                                                                    -----------      -----------
      (Decrease) increase in cash and cash equivalents               (9,357,982)         556,129
Cash and cash equivalents at beginning of year                       23,465,668        6,825,720
                                                                    -----------      -----------
Cash and cash equivalents at end of period                           14,107,686        7,381,849
                                                                    ===========      ===========

              See notes to unaudited condensed financial statements

                              Pacific State Bancorp
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the month periods ended September 30, 2003 and 2002.

Certain disclosures normally presented in the notes to the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The results of operations for the three month and nine month periods ended September 30, 2003 may not necessarily be indicative of the operating results for the full year.

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

2.   STOCK-BASED COMPENSATION

As of September 30, 2003, the Company had two stock-based employee compensation plans, the Pacific State Bancorp 1997 Stock Option Plan and the Pacific State Bancorp 1987 Stock Option Plan (the "Plans"). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                For the Three Months     For the Nine Months
                                        Ended                   Ended
                                ---------------------   -----------------------
                                   2003        2002        2003        2002
                                ---------   ---------   -----------   ---------

Net income, as reported         $ 530,093   $ 174,270   $ 1,412,071   $ 726,010
Deduct:  Total stock-based
employee
compensation expense
determined
under the fair value method
for all awards, net of
related tax effects                 9,552       7,477        28,656      22,432
                                ---------   ---------   -----------   ---------
                                  520,540     166,793     1,383,415     703,578
                                =========   =========   ===========   =========

Basic earning per share - as
reported                        $    0.32   $    0.11   $      0.85   $    0.45

Basic earning per share - pro
forma                           $    0.32   $    0.10   $      0.83   $    0.44


Diluted earnings per share -
as reported                     $    0.31   $    0.10   $      0.83   $    0.43

Diluted earnings per share -
pro forma                       $    0.31   $    0.16   $      0.81   $    0.42

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

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, is comprised of the unrealized gains (losses) on available-for-sale investment securities. The following table shows comprehensive income and it's components for the periods indicated:

                                            Three Months Ended         Nine Months Ended
                                          -----------------------   ------------------------
                                           9/30/2003   9/30/2002    9/30/2003     9/30/2002
                                          ----------   ----------   ----------   ----------
Net Income                                $  530,093   $  174,270   $1,412,071   $  726,010
Other Comprehensive Income Loss):
  Change in unrealized gain (loss)
    on available for sale securities         -84,000       48,000       18,000      139,000
  Reclassification adjustment                      0            0            0      (16,000)
                                          ----------   ----------   ----------   ----------
Total Other Comprehensive Income (Loss)      -84,000       48,000       18,000      123,000
Total Comprehensive Income                   446,093      222,270    1,430,071      849,010
                                          ==========   ==========   ==========   ==========

5.   COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $37,569,000 and letters of credit of $381,000 at September 30, 2003. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2003.

Approximately $10,962,000 of the loan commitments outstanding at September 30, 2003 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company's financial position or results of operations

On April 30, 2003, the FASB issued Statement SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

7.   STOCK SPLIT

On September 18, 2003 the Company's board of directors declared a two-for-one payable to shareholders of record on September 30, 2003. All references to share and per share data included in these unaudited condensed consolidated financial statements have been restated as if the stock split was effected on the first day of all periods presented.

8. SALARY CONTINUATION PLANS

As of July 17, 2003, the Board of Directors approved salary continuation plans for certain key executives. Under these plans, the executives will receive annual benefits for twenty years after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives. In addition, the estimated present value of these future benefits is accrued from the effective date of the plan until the executives' expected retirement dates. The expense recognized under these plans for the quarter ending September 30, 2003 totaled $1,734.00.

In connection with these plans, the Bank purchased single life insurance policies with cash surrender values totaling approximately $4,160,030.00 at September 30, 2003. On the balance sheet, the cash surrender values are included in accrued interest receivable and other assets. Income earned on these policies, net of expenses, totaled $25,780 for the quarter ended September 20, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PACIFIC STATE BANCORP

The following is management's discussion and analysis of the significant changes in Pacific State Bancorp (the "Company") balance sheet accounts between September 30,2003 and December 31, 2002 and its income and expense accounts for the three and nine-month periods ended September 30, 2003 and 2002. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

General Description of Business

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and a subsidiary trust, Pacific State Statutory Trust
I. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statuatory Trust I is a statuatory business trust formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities.

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of January 22, 2003 had 56 employees, including 25 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank is a member of the Federal Reserve System.The Bank's main office is located at 6 So. El Dorado Street; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California.

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

Critical Accounting Policies

         General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

         Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company employs a comprehensive methodology for estimating inherent losses consistent with SFAS 5 and SFAS 114; however, actual losses could vary significantly from these estimates. For further discussion, see "Allowance for loan losses (ALL)'.


Results of Operations

Period Ended September 30, 2003 Compared to Period Ended September 30, 2002

Net income for the three month period ended September 30, 2003, was $530,000, representing an increase of $356,000, or 205%, over net income of $174,000 for the three month period ended September 30, 2002. A contributing factor to the increase in net income was an increase in interest income of 22.7% as well as an increase in the gain on sale of loans of 12%.

Return on average assets (ROA) was 1.25% and return on average common equity
(ROE) was 17.79% for the three month period ended September 30, 2003 compared with .47% and 8.23% respectively in 2002. Diluted earnings per share for 2003 and 2002 were $0.31 and $0.10, respectively, an increase of 208%. The increase in earnings per share was due to the increase in net income.

Net income for the nine month period ended year ended September 30, 2003, was $1,412,000 representing an increase of $686,000, or 94.5%, over net income of $726,000 for the nine month period ended September 30, 2002. A contributing factor to the increase in net income was an increase in interest income of $1,491,000.

Return on average assets (ROA) was 1.03% and return on average common equity
(ROE) was 15.987% for the nine month period ended September 30, 2003 compared with .66% and 9.62% respectively in 2002. Diluted earnings per share for 2003 and 2002 were $0.83 and $.043, respectively, an increase of 93%. The increase in earnings per share is due to the increase in income of 88.9%.


Net Interest Income

The primary source of income for the Company is derived from net interest income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds.

Net interest income increased to $6.0 million for the nine month period in 2003 versus $4.7 million in 2002 representing a 27.66% increase. The average balance of total earning assets during 2003 increased 23.25% to $168.6 million from $136.8 million. Average loan balances outstanding during 2003 increased $36.3 million or 32.45%, while average balances of investments and federal funds sold decreased by $4.7 million or 27.25%. The average yields on loans and federal funds sold in 2003 were lower by 54 and 69 basis points respectively, while the average yield on securities decreased by 54 basis points.

Total interest expense decreased to $2.1 million in 2003, from $2.2 million for 2002, representing a 4.76% decrease. Average balances of interest-bearing liabilities increased to $148.6 million from $110.9 million for the period ended September 30, 2003, or 33.99%.

Average certificates of deposit increased to $73.8 million in 2003 from $53.4 million in 2002, a 38.20% increase. The average rate paid on certificates of deposit during 2003 decreased 146 basis points, while the overall average rate paid on interest bearing deposits and borrowings decreased 65 basis points to 1.38% from 2.03% for 2002.

The Company's net interest margin (net interest income divided by average earning assets) was 4.90% in 2003 and 4.59% in 2002. The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $1.6 million (35.2%) in net interest income for the period ended September 30, 2003 over 2002.


Non-interest Income

The Company's non-interest income consists primarily of service charges on deposit accounts, gain on sale of loans and other service fees. Non-interest income also includes ATM fees earned at various locations. For the three month period ended September 30 2003, non-interest income represented 12.48% of the Company's revenues versus 12.22% in 2002. For the nine month period ended September 30 2003, non-interest income represented 14.14% of the Company's revenues versus 17.17% in 2002. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services with compensating balances and the emphasis on core deposits as a significant funding source.

Total non-interest income increased to $.414 million for the three months ended September 30, 2003 over $.330 million in 2002, representing an increase of 25.56%. Total non-interest income increased to $1,346 million for the nine months ended September 30, 2003 over $1,161 million in 2002, representing an increase of 15.98%.

The following table sets forth a summary of non-interest income for the periods indicated.

Three Month Period Ended September 30,                        2003         2002
                                                             -----         -----
(Dollars in thousands)
Non-interest Income:
Service Charges                                                169           151
Rental Income from Other Real Estate                             3             5
Gain on Sale of Guaranteed Loans                                82            73
Other Income                                                   160           101
                                                             -----         -----
Total Non-interest Income                                      414           330
                                                             =====         =====

================================================================================

Nine Month Period Ended September 30,                         2003          2002
                                                             -----         -----
(Dollars in thousands)
Non-interest Income:
Service Charges                                                477           389
Rental Income from Other Real Estate                            13            15
Gain on Sale of Guaranteed Loans                               390           383
Gain on Sale of Investment Securities                           --            26
Other Income                                                   465           348
                                                             -----         -----
Total Non-interest Income                                    1,345         1,161
                                                             =====         =====

================================================================================


Non-interest Expense

Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Non-interest expense for the three month period ended September 30, 2003 was $1.65 million compared to $1.57 million for 2002 an increase of 4.9% for 2003. Non-interest expense for the nine month period ended September 30, 2003 was $4.8 million compared to $4.3 million for 2002 an increase of 10.74% for 2003. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth for the year. The increase in occupancy is attributable to the completion of two buildings in Groveland and Angels Camp to house the existing branches that were previously located in leased buildings.

The following table sets forth a summary of non-interest expense for the periods indicated.



Three Month Period Ended September 30,                        2003          2002
                                                            ------        ------
Non-interest Expense:

Salaries & Benefits                                         $  805        $  685
Occupancy                                                      172           143
Furniture and Equipment                                        126           136
Other Expense                                                  545           608
                                                            ------        ------

Total Non-Interest Expenses                                 $1,648        $1,572
                                                            ======        ======

================================================================================

Three Month Period Ended September 30,                       2,003         2,002
                                                            ------        ------
Non-interest Expense:

Salaries & Benefits                                         $2,283        $1,852
Occupancy                                                      501           405
Furniture and Equipment                                        365           432
Other Expense                                                1,605         1,604
                                                            ------        ------

Total Non-Interest Expenses                                 $4,755        $4,293
                                                            ======        ======


================================================================================


Income Taxes

The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and bank owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax.

The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

Three Month Period Ended September 30,
(Dollars in thousands)
================================================================================
                                                          2003            2002
--------------------------------------------------------------------------------

Tax Provision                                          $    334        $     80
Effective Tax Rate                                        38.62%          31.33%

================================================================================
Nine Month Period Ended September 30,
(Dollars in thousands)
================================================================================
                                                          2003            2002
--------------------------------------------------------------------------------

Tax Provision                                          $    822        $    370
Effective Tax Rate                                        36.79%          33.76%

================================================================================

Asset Quality

The Company concentrates its lending activities primarily within Calaveras, San Joaquin, Stanislaus and Tuolumne Counties.

The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                          September 30,   December 31,
          ------------------------------------------------------------
                                              2003           2002
          ------------------------------------------------------------
          dollars in thousands

          Commercial and Agricultural    $      56,332   $      40,226
          Real estate - construction            30,352          33,887
          Real estate - commercial              63,375          53,160
          Installment & Other                   10,963           7,734
          Deferred Loan Fees and Costs             229             265
          Allowance for Loan and
          Lease Losses                          -1,514          -1,306

          Total Net Loans                $     159,737   $     133,966
          ------------------------------------------------------------

Net portfolio loans have increased $25.8 million or 19.24%, to $159.7 million at September 30, 2003 over $133.9 million at December 31, 2002. Commercial and agricultural loans have increased $16.1 million or 40.04%, real estate construction projects have decreased $3.5 million or 10.43%, real estate commercial loans have increased by $10.2 million or 19.21% and installment loans have increased by 3.2 million or 41.75% over December 31, 2002. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 35.27% of total loans, real estate construction loans of 19.0%, commercial and residential real estate loans at 39.67%, and 6.86% for installment loans.

The Company's practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.


The following table sets forth a summary of the Company's nonperforming loans and other assets as of the dates indicated:

 (Dollars in Thousands)
================================================================================
                                          September 30, 2003   December 31, 2002
--------------------------------------------------------------------------------

Nonaccrual loans                               $ 2,462              $   199

Other Real Estate Owned                                                  49

================================================================================

The Company's nonaccrual loans increased from $199,000 to $2,462,000 during 2003 and are comprised of one loan. Other real estate owned ("OREO") decreased to $0.00 in 2003 from $49,000 in 2002.

The Company assigns all loans a credit risk rating and monitors ratings for accuracy. The aggregate credit risk ratings are used to determine the allowance for loan losses. Management reviews the credit risk report with the Director Loan Committee on a weekly basis as well as with the full Board monthly.


Allowance for Loan Losses (ALL)

In determining the amount of the Company's Allowance for Loan Losses ("ALL"), management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in credit risk.

The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of a number of factors including (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) monthly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' businesses, valuation of collateral, the determination of impaired loans and exposure to potential losses.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

The adequacy of the ALL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the Company. Secondly, established specific reserves are available for individual loans currently on management's watch and high-grade loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The provision for loan losses increased to $398,000 for 2003 versus $240,000 in 2002. The increase in the amount of the provision is a direct result of the Company's in-depth analysis of the loan portfolio and the loan loss history of the Company. Net charge-offs were $190,000 or .13% of average loans during 2003. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                  Three Months Ended       Nine Months Ended
(Dollars in thousands)               September 30,           September 30,
================================================================================
                                  2003           2002       2003       2002
--------------------------------------------------------------------------------
Beginning Balance:                1,466         1,219      1,306       1,172
Provision for loan losses           138            82        398         240
Charge-offs:
        Commercial                  -90           -72        -90        -183
        Real Estate                   0             0          0           0
        Other                        -3             0       -105           0
                                  -----         -----      -----       -----
Total Charge-offs                   -93           -72       -195        -183
                                  -----         -----      -----       -----
Recoveries:
        Commercial                    0             0          0           0
        Other                         3             1          5           1
                                  -----         -----      -----       -----
Total Recoveries                      3             1          5           1
                                  -----         -----      -----       -----

Ending Balance                    1,514         1,230      1,514       1,230
                                  =====         =====      =====       =====
ALLL to total loans               0.93%         0.97%      0.93%       0.97%
Net Charge-offs to average
loans-annualized                  0.22%         0.25%      0.52%       0.67%
================================================================================


Balance Sheet Analysis
----------------------

Total assets increased by 13.9% from December 31, 2002 to September 30, 2003. The increase in total assets was a result of an increase in deposits from $158.1 million to $181.9 million. Net loans during this period increased from $134.0 million to $15.7 million and investments increased from $12.8 million to $15.4 million.

Non-performing assets (including nonaccrual loans, loans 90 days past due and other real estate owned) totaled $2,462,000 at September 30, 2003, compared to $248,000 on December 31, 2002 and $312,000 on September 30, 2002. The ratio of non-performing assets to total loans was 1.53% at September 30, 2003, .18% at December 31, 2002 and .25% at September 30, 2002.

The allowance for loan losses was $1.5 million at September 30, 2003, compared to $1.3 million at December 31, 2002 and $1.2 million at September 30, 2002. The provision for loan losses was $398,000 for the nine months ended September 30, 2003 versus $240,000 for the same period in 2002. Net charge-offs were $190,000 for the first nine months of 2003, compared to $182,000 for the first nine months of 2002.


Liquidity

The purpose of liquidity management is to ensure efficient and economical funding of the Company's assets consistent with the needs of the Company's depositors and, to a lesser extent, shareholders. This process is managed not by formally monitoring the cash flows from operations, investing and financing activities as described in the Company's statement of cash flows, but through an understanding principally of depositor and borrower needs. As loan demand increases, the Company can use asset liquidity from maturing investments along with deposit growth to fund the new loans.

With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, available-for-sale investment securities, and principal and interest payments on loans. With respect to liabilities, liquidity is provided by core deposits, shareholders' equity and the ability of the Company to borrow funds and to generate deposits.

Because estimates of the liquidity need of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $29.5 million or 14.4% of total assets at September 30, 2003 compared to $36.0 million or 20.0% of total assets at December 31, 2002. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.


Capital Resources

Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive. Historically, capital has been generated principally from the retention of earnings.

Overall capital adequacy is monitored on a day-to-day basis by the Company's management and reported to the Company's Board of Directors on a quarterly basis. The Bank's regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity) and "Tier 2" capital (defined as principally comprising the qualifying portion of the ALLL).

The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital is to be comprised of Tier 1 capital; the balance may consist of debt securities and a limited portion of the ALLL.

As of September 30, 2003, the most recent notification by the Federal Reserve Bank of San Francisco (FRBSF) categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's risk-based capital ratios are presented below.

                                                                                To Be Well
                                                                             Capitalized Under
                                                          For Capital        Prompt Corrective
                                      Actual           Adequacy Purposes     Action Provisions
                                 ----------------     -------------------    ------------------
                                                      Minimum     Minimum    Minimum    Minimum
                                 Amount     Ratio      Amount      Ratio      Amount     Ratio
                                 ------     -----     -------     -------    -------    -------
Company
As of September 30, 2003:
  Total capital
    (to risk weighted assets)   $15,848     10.86%     $11,671      8.00%      N/A       N/A
  Tier I capital
    (to risk weighted assets)   $14,429      9.89%     $ 5,835      4.00%      N/A       N/A
  Tier I capital
    (to average assets)         $14,429      7.96%     $ 7,254      4.00%      N/A       N/A

As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $15,882     10.95%     $11,608      8.00%    $14,509    10.00%
  Tier I capital
    (to risk weighted assets)   $14,576     10.05%     $ 5,804      4.00%    $ 8,706     6.00%
  Tier I capital
    (to average assets)         $14,576      8.74%     $ 6,673      4.00%    $ 8,400     5.00%

*The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.


ITEM 4. Controls and Procedures.

The Company's Chief Executive Officer and Acting Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c15(e) or 15d-15(e))), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.




                           Part II - Other Information

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Pacific State Bancorp



Date: November 14, 2003              BY:  /s/ STEVEN A. ROSSO
                                        ----------------------------------------
                                        Steven A. Rosso
                                        President and Chief Executive Officer
                                        and Acting Chief Financial Officer


                                    EXHIBITS

31       Certification pursuant to section 302 of the Sarbanes-Oxley Act

32       Certification pursuant to section 906 of the Sarbanes-Oxley Act.