Form 10-K
period 2003-12-31
PACIFIC STATE BANCORP
filed 2004-03-30
CIK 1169424

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

                        Commission file number: 000-49892

                              PACIFIC STATE BANCORP
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

              California                                         61-1407606
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)

   1889 W. March Lane
   Stockton, CA                                                    95207
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (209) 870-3213

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

As of March 15, 2004, there were 1,700,301 shares of the Registrant's Common Stock outstanding.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,858,651 as of June 30, 2003, which was the last business day of the Company's most recently completed second fiscal quarter. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      Annual Report to Security Holders for
                  Fiscal Year Ended December 31, 2003 (Part II)
       Proxy Statement for 2004 Annual Meeting of Shareholders (Part III)

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
PART 1.

Item 1.    Business........................................................    3

Item 2.    Properties.......................................................   9

Item 3.    Legal Proceedings................................................  10

Item 4.    Submission of Matters to a Vote of Security Holders..............  10

PART II.

Item 5.    Market for  Registrant's Common Equity and Related Stockholder
             Matters........................................................  10

Item 6.    Selected Financial Data..........................................  11

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  11

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......  11

Item 8.    Financial Statements and Supplemental Data.......................  11

Item 9.    Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure...........................................  11

Item 9A    Controls and Procedures..........................................  11

PART III.

Item 10.   Directors and Executive Officers of the Registrant...............  12

Item 11.   Executive Compensation...........................................  12

Item 12.   Security Ownership of Certain Beneficial Owners and Management...  12

Item 13.   Certain Relationships and Related Transactions...................  12

Item 14.   Principal Accountant Fees and Services...........................  12

PART IV.

Item 15.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.......................................................  13

           Signatures.......................................................  14

           Index of Exhibits................................................  18

                              PACIFIC STATE BANCORP
                              STOCKTON, CALIFORNIA
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2003

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
         --------

         Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth matters in the Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management's beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation.

         General Description of Business
         -------------------------------

         Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary guarantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank and the Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statuatory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004 for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of January 22, 2004 had 60 employees, including 26 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank's main office is located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California.

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

         Trust Subsidiaries
         ------------------

         The Company during 2002 and 2004 established business trust subsidiaries (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures (the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicles are guaranteed by the Company. See note 8 in the company's consolidated financial statement.

         Proceeds from the issuance of the 2002 subordinated debentures were used to provide the Bank with an additional $4.5 million in capital in order to support the continued growth of the Bank. The remaining $500,000 was placed in the Company for general corporate purposes. Proceeds from the issuance of the 2004 subordinated debentures were used to provide the Bank with an additional $3.5 million in capital in order to support the continued growth of the Bank.

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

         Supervision and Regulation
         --------------------------

         The Company is principally regulated by the Federal Reserve Board ("FRB") and the Securities and Exchange Commission ("SEC"). The Bank is principally regulated by the California Commissioner of Financial Institutions ("Commissioner"), but is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and by it's primary federal regulator, the FRB. These agencies govern most of the Company's and the Bank's business, including capital requirements, loans, investments, mergers and acquisitions, borrowings, dividends, branch locations and other similar matters. In addition, the Bank's business is affected by general economic conditions and by the monetary and fiscal policies of the United States government. These policies influence, for example, the Federal Reserve's open market operations in U.S. Government securities, the reserve requirements imposed upon commercial Banks, the discount rates applicable to borrowings from the Federal Reserve by Banks, and other similar matters which impact the growth of the Bank's loans, investments and deposits and the interest rates which the Bank charges and pays.

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

         As of December 31, 2003, the Bank's total risk-based capital ratio (approximately 11.1%) and its leverage ratio (approximately 8.2%) exceeded minimum levels. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Bank in the reasonably foreseeable future.

         Deposit Insurance Assessments. The Bank's deposit insurance assessment was $26,085 for the year 2003; the Company estimates that its deposit insurance assessment for 2004 will not differ materially from its 2003 assessment.

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

         Recently Enacted Legislation
         ----------------------------

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

         The SOA addresses, among other matters:

     o   Duties, responsibilities and qualifications of the audit committee;
     o certification of financial statements by the chief executive officer and the chief financial officer;
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
     o   a prohibition on insider trading during pension plan black out periods;
     o   disclosure of off-balance sheet transactions;
     o   a prohibition on certain personal loans to directors and officers;
     o expedited filing requirements for forms which disclose transactions by officers and directors in Company stock;
     o disclosure of a code of ethics and of any change or waiver of such code;

     o   "real time" filing of periodic reports;
     o   the formation of a public accounting oversight board;
     o   auditor independence; and
     o   various increased criminal penalties for violations of securities laws.

         The SEC has issued final rules covering most of these topics, but it is to be expected that these rules may be altered as future experience requires.

         Although we anticipate that we will incur additional expense in complying with the provisions of the SOA, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

         The federal banking agencies Have proposed and begun to implement regulations pursuant to the Patriot Act which will require financial institutions to begin to the policies and procedures contemplated by the new law. The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the company.

New Accounting Pronouncements

         The Company adopted no new accounting policies in 2003 that had a material impact on its consolidated financial position or results of operations. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of critical accounting policies and see Note 2 to the consolidated financial statements at Item 8, Financial Statements and Supplemental Data, for a summary of significant accounting policies.

ITEM 2.  PROPERTIES.
         ----------

         The Company owns its March Lane (Stockton), Modesto, Groveland, Angels Camp and Arnold branch facilities. The Company purchased the March Lane office for $866,700 in 1992. The Company's executive officers and support staff were relocated to the March Lane building in 1997. During 2001 the Company purchased an adjacent building to the March Lane office, for $747,000, in order to expand its administrative functions. The executive offices, finance department, central operations and data processing have been moved into these offices. The Company repossessed the Modesto building and converted it to a banking branch in 1996. The Modesto land was purchased in 1999 for $524,000. The Company purchased the Arnold Branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank. A portion of the building, located at 1013 Blagen Road, is leased to First American Title. The lease is expected to generate $9,000 in 2004. During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current Branch offices. The new sites in both locations offer the Company better visibility and demonstrate commitment to the communities we serve. The Groveland property was purchased for

$148,000 and construction was completed in January 2003. The Angels Camp property was purchased for $200,000 and was completed in the third quarter of 2003.

         All other Company premises are leased. The Company's total rentals for premises and equipment for fiscal year 2003 were approximately $273,000, and its minimum future commitments under lease payments as of December 31, 2003, totaled $1,279,000.

         The Company is currently in the thirteenth year of a sixteen-year gross level lease for its main office located at 6 South El Dorado Street in downtown Stockton. The lease cost is $0.70 per square foot per month over the life of the lease. The Company's projected lease expense through 2004 will be approximately $252,000 per year.

         The Company in 1997 entered into a 5-year lease for the 3,500 square foot building located at 358 N. Main Street, Angels Camp, California. The base annual rental for the Angels Camp branch is $48,000. The lease ended on July 31, 2003. The branch has been relocated to the new office at 501 S. Main Street, Angels Camp, California.

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

Item (*) Executive Officers of the Registrant.
         ------------------------------------

         The following table presents certain information regarding the executive officers of the Company:

NAME                   AGE     POSITION(S)                               SINCE
----                   ---     -----------                               -----
Steven A. Rosso        48      President and CEO/Director                1992
Gary A. Stewart        53      Executive VP/CCO/Director                 1996
JoAnne Roberts         47      Vice President/CFO                        2004

(*) Included pursuant to General Instruction (G(3).

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
         ---------------------------------------------------------------------

         See information under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" in the Company's 2003 Annual Report to Shareholders), which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

         See information under the caption "Five Year Selected Financial Data" in the Company's 2003 Annual Report to Shareholders (see page 1), which information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
         -----------------------------------------------------------------------

         See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 2003 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.
         ---------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
         ------------------------------------------

         See Independent Auditor's Report, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders' Equity, Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company's 2003 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
         -----------------------

         The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-K, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There were no significant changes in the Company's internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

                                    PART III
                                    --------

         Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

         The information required by this item is incorporated by reference from the table of directors in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

         The information required by this item is incorporated by reference from the Proxy Statement, all information under the caption "Compensation and Certain Transactions" except for information under the subheading "Transactions with Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The information required by this item is incorporated by reference from the Proxy Statement, including information under the captions "Principal Shareholders" and "Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         The information required by this item is incorporated by reference Proxy Statement, including all information under the subheading "Transactions with Management."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         --------------------------------------

         The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheading "Principal Accountant Fees and Services."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

         The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8 of this report.

         (a)  Financial Statements.

              (1)  Financial Statements:

                   (i)   Independent Auditor's Report dated February 20 2004.

                   (ii)  Consolidated Balance Sheet, December 31, 2003 and 2002.

                   (iii) Consolidated Statement of Income: Years ended December
                         31, 2003, 2002 and 2001.

                   (iv)  Consolidated Statement of Changes in Shareholders'
                         Equity: Years ended December 31, 2003, 2002 and 2001.

                   (v) Consolidated Statement of Cash Flows: Years ended December 31, 2003, 2002 and 2001.

                   (vi)  Notes to Consolidated Financial Statements.

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

Date: March 18, 2004                   PACIFIC STATE BANCORP


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

Date: March 18, 2004                   By: /s/  Steven A. Rosso
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer
                                           Director

Date: March 18, 2004                   By: /s/  JoAnne Roberts
                                           -------------------------------------
                                           JoAnne Roberts
                                           Vice President/CFO
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)

Date: March 18, 2004                   By: /s/  Michael L. Dalton
                                           -------------------------------------
                                           Michael L. Dalton
                                           Director and Vice Chairman
                                           Chairman of the Audit Committee

Date: March 18, 2004                   By: /s/  Harold Hand
                                           -------------------------------------
                                           Harold Hand
                                           Director and Chairman of the Board

Date: March 18, 2004                   By: /s/  Patricia A. Hatton
                                           -------------------------------------
                                           Patricia A. Hatton
                                           Director and Chairperson of the
                                           Director Loan Committee

Date: March 18, 2004                   By: /s/  Steven J. Kikuchi
                                           -------------------------------------
                                           Steven J. Kikuchi
                                           Director and Secretary of the Board

Date: March 18, 2004                   By: /s/  Maxwell Freeman
                                           -------------------------------------
                                           Maxwell Freeman
                                           Director

Date: March 18, 2004                   By: /s/ Yoshikazu Mataga
                                           -------------------------------------
                                           Yoshikazu Mataga
                                           Director

Date: March 18, 2004                   By: /s/ Gary A. Stewart
                                           -------------------------------------
                                           Gary A. Stewart
                                           Executive Vice President/CLO
                                           Director

Date: March 18, 2004                   By: /s/ Kathleen Verner
                                           -------------------------------------
                                           Kathleen Verner
                                           Director

Date: March 18, 2004                   By: /s/ Philip B. Wallace
                                           -------------------------------------
                                           Philip B. Wallace
                                           Director

                                LIST OF EXHIBITS

3.1 Articles of Incorporation. Incorporated by reference from Exhibit 3.1 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").

3.2      Bylaws. Incorporated by reference from Exhibit 3.2 filed with the S-4.

4 Agreement to file copy of Indenture for the Company's $5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued to Pacific State Statutory Trust I. Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2002.

4.1 Agreement to file copy of Indenture for the Company's $3.5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued to Pacific State Statutory Trust II.

10.1 Lease Agreement for Main Office. Incorporated by reference from Exhibit 10.1filed with the S-4.

10.2     Intentionally left blank

10.3     Lease Agreement, Tracy Branch Office. Incorporated by reference from
         Exhibit 10.3 filed with the S-4.

10.4*    Employment Agreement (Steven A. Rosso). Incorporated by reference from
         Exhibit 10.4 filed with the S-4.

10.5     Intentionally left blank

10.6* 1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

13 The portions of the Pacific State Bancorp 2003 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.

21       List of Subsidiaries

23       Independent Auditor's Consent

31.1 Certification of the Chief Executive Officer (section 302 of Sarbanes-Oxley Act).

31.2 Certification of the Chief Financial Officer (section 302 of Sarbanes-Oxley Act).

32       Certifications of Report (section 906 of Sarbanes-Oxley Act).

* Denotes management contract or compensatory arrangement.

Dear Shareholders, Customers, and Friends:

We are proud to be addressing you as part of the 17th Annual Report of Pacific State Bank and its parent company, Pacific State Bancorp. During 2003 your organization grew both literally and institutionally, expanding assets, increasing earnings, and enhancing market reputation. Pacific State Bancorp's financial performance speaks for itself with assets increasing by $20,628,709 or 11.44%, net profit growth of $890,068 or 76.56%, return on assets of 1.07% and a return on equity of 16.86%. In addition Pacific State Bancorp generated $1.22 basic earnings per share and $1.18 diluted earnings per share for 2003.

In 2003 the Company stock also increased its presence in the small bank investment community with a 2 for 1 stock split was effected on September 30, 2003. Looking back, PSBC achieved a significant increase in market value as the stock rose from $8.00 per share (after split valuation) on January 1, closing at $16.15 per share (after split valuation) on December 31, 2003, a 102% increase on the year. As of December 31 the market capitalization was $27,274,572, a significant increase in the overall market value of your company.

Pacific State Bank was recognized as the number one lender for United States Department of Agriculture, Business and Industry, Loans in California. As well, the Bank was honored as the USDA, Business and Industry Loan Program's Lender of the Year for 2003. In addition, Laura Maffei, Senior Vice President and Tracy Area Manager, and Ron Ashwanden, Senior Vice President and Calaveras County Regional Manager, were honored as the Rural Bankers of the Year through the USDA, Business and Industry Loan Program. This type of local, statewide, and national publicity enables Pacific State Bank to maintain its ever improving corporate image in our four county service area.

The Company has also completed the successful relocation of two new branch offices in 2003; in the first quarter we opened the new Groveland Branch and in the fourth quarter the bank opened our new Angels Camp Branch. Both of these new branches have been received favorably by each community and helped increase asset growth within Pacific State Bank. In the fourth quarter of 2003, Pacific State Bancorp began the remodeling of our administrative offices at 1899 W. March Lane in Stockton. In Early March 2004 the transition took place, relocating all of our executive, information technology, and financial staff to this new annex. Management is planning to complete the final upgrade of our operating units with the pending remodel of our Arnold Branch scheduled for early summer 2004.

It is our hope that you share the growth in Company pride and success that was attained in 2003. We believe that 2004 will see a continuation of the Company's strong asset growth and steadily improving financial performance. Our team of banking professionals looks forward to your next visit to Pacific State Bank.

On behalf of the Board of Directors, Officers and Staff of Pacific State Bancorp and Pacific State Bank we thank you for your support.

Sincerely,


/s/ Harold Hand, M.D.                      /s/ Steven A. Rosso
----------------------------------         -------------------------------------
Harold Hand, M.D.                          Steven A. Rosso
Chairman of the Board of Directors         President and C.E.O.

                           CONSOLIDATED FINANCIAL DATA

         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto, included elsewhere in this report.

(dollars in thousands, except per share data)
                                                                           Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
Statements of Income:                         2003               2002               2001               2000               1999
                                          -------------      -------------      -------------      -------------      -------------

Total Interest Income ...............     $      11,117      $       9,232      $       9,195      $       9,720      $       7,586
Net Interest Income .................             8,356              6,289              5,614              5,735              4,693
Provision for Loan Losses ...........               536                286                383                300                330
Total Other Income ..................             1,978              1,635              1,259                748              1,180
Net Income ..........................             2,053              1,163              1,036              1,009                743
Balance Sheets:
Total Assets ........................           200,924            180,295            121,295            113,809            104,264
Total Loans .........................           155,485            135,272             98,280             83,644             71,853
Allowance for Loan Losses (ALL) .....             1,653              1,306              1,172              1,001                796
Total Deposits ......................           176,292            158,140            111,104            104,747             96,586
Shareholders' Equity ................     $      13,459      $      11,320      $       9,378      $       8,047      $       6,165
Performance Ratios:
Return on Average Assets ............              1.07%               .77%               .87%               .92%               .80%
Return on Average Equity ............             16.86%             11.27%             12.04%             13.93%             12.02%
Average Equity to Average Assets ....              6.36%              6.80%              7.24%              6.57%              6.64%
Tier 1 Risk-Based Capital ...........             10.10%              9.40%              9.15%              9.06%              8.40%
Total Risk-Based Capital ............             11.60%             11.40%             10.29%             10.20%              9.40%
Net Interest Margin .................              4.85%              4.63%              5.15%              5.66%              5.57%
Average Earning Assets to
  Average Total Assets ..............             89.93%             89.48%             90.98%             90.80%             90.70%
Nonperforming Assets to
  Total Assets ......................                --                .48%               .63%               .79%               .34%
ALL to Total Loans ..................              1.06%               .97%              1.19%              1.20%              1.10%
Nonperforming Loans to ALL ..........                --              15.54%             65.41%             74.33%              7.91%
Share Data (Common Shares
 Outstanding) .......................         1,688,828          1,651,374          1,519,388          1,462,598          1,313,046
Book Value Per Share ................     $        7.97      $        6.85      $        6.17      $        5.50      $        4.70
Basic Earnings Per Share ............     $        1.22      $        0.72      $        0.70      $        0.71      $        0.57
Diluted Earnings Per Share ..........     $        1.18      $        0.69      $        0.66      $        0.67      $        0.54

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Shareholders and
  Board of Directors
Pacific State Bancorp
  and Subsidiary

         We have audited the accompanying consolidated balance sheet of Pacific State Bancorp and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific State Bancorp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Perry-Smith LLP


Sacremento, California
February 20, 2004

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2003 and 2002

                                                             2003           2002
                                                         ------------   ------------

                    ASSETS

Cash and due from banks                                  $  5,317,323   $ 18,465,668
Federal funds sold                                          7,456,000      5,000,000
Interest-bearing deposits in banks                          4,000,000
Investment securities (market value of $12,096,100 in
  2003 and $12,764,300 in 2002) (Notes 3 and 7)            12,106,562     12,767,400
Loans, less allowance for loan losses of $1,652,853 in
  2003 and $1,306,309 in 2002 (Notes 4, 7, 9 and 13)      155,484,998    133,965,914
Other real estate                                                             48,704
Bank premises and equipment, net (Note 5)                   8,755,992      6,429,899
Accrued interest receivable and other assets (Notes 12
  and 14)                                                   7,803,318      3,617,899
                                                         ------------   ------------
                                                         $200,924,193   $180,295,484
                                                         ============   ============

               LIABILITIES AND
             SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                   $ 40,400,662   $ 30,697,547
  Interest bearing (Note 6)                               135,891,546    127,442,460
                                                         ------------   ------------

    Total deposits                                        176,292,208    158,140,007

Short-term borrowings (Note 7)                              1,000,000      1,000,000
Long-term debt (Note 7)                                     4,000,000      4,000,000
Subordinated debentures (Note 8)                            5,155,000      5,155,000
Accrued interest payable and other liabilities              1,018,450        680,615
                                                         ------------   ------------

    Total liabilities                                     187,465,658    168,975,622
                                                         ------------   ------------

Commitments and contingencies (Note 9)

Shareholders' equity (Note 10):
  Preferred stock - no par value; 2,000,000 shares
    authorized; none issued and outstanding                      --             --
  Common stock - no par value; 24,000,000 shares
    authorized; issued and outstanding - 1,688,828
    shares in 2003 and 1,651,374 shares in 2002             6,936,786      6,915,534
  Retained earnings                                         6,456,766      4,404,078
  Accumulated other comprehensive income
    (Notes 3 and 15)                                           64,983            250
                                                         ------------   ------------
    Total shareholders' equity                             13,458,535     11,319,862
                                                         ------------   ------------
                                                         $200,924,193   $180,295,484
                                                         ============   ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2003, 2002 and 2001

                                                    2003          2002          2001
                                                 -----------   -----------   -----------

Interest income:
  Interest and fees on loans                     $10,578,035   $ 8,508,163   $ 8,167,597
  Interest on Federal funds sold                      74,994        64,423       219,034
  Interest on investment securities:
    Taxable                                          262,281       425,816       555,042
    Exempt from Federal income taxes                 201,810       237,707       253,067
                                                 -----------   -----------   -----------
      Total interest income                       11,117,120     9,236,109     9,194,740
                                                 -----------   -----------   -----------

Interest expense:
  Interest on deposits (Note 6)                    2,393,143     2,795,719     3,580,965
  Interest on borrowings (Note 7)                    128,974        10,357           182
  Interest on subordinated debentures (Note 8)       238,998       141,380
                                                 -----------   -----------   -----------
        Total interest expense                     2,761,115     2,947,456     3,581,147
                                                 -----------   -----------   -----------
        Net interest income                        8,356,005     6,288,653     5,613,593

Provision for loan losses (Note 4)                   536,000       285,500       382,500
                                                 -----------   -----------   -----------
        Net interest income after provision
          for loan losses                          7,820,005     6,003,153     5,231,093
                                                 -----------   -----------   -----------

Non-interest income:
  Service charges                                    693,613       531,456       403,154
  Net gain on sale of investments (Note 3)             2,116        28,957        69,067
  Gain on sale of loans                              663,689       583,741       427,520
  Other                                              618,142       491,314       359,713
                                                 -----------   -----------   -----------
        Total non-interest income                  1,977,560     1,635,468     1,259,454
                                                 -----------   -----------   -----------

Other expenses:
  Salaries and employee benefits (Notes 4
    and 14)                                        3,067,584     2,600,516     2,217,034
  Occupancy (Notes 5 and 9)                          668,987       542,859       527,781
  Furniture and equipment (Notes 5 and 9)            507,460       567,404       578,206
  Other (Note 11)                                  2,253,846     2,135,222     1,611,546
                                                 -----------   -----------   -----------
        Total other expenses                       6,497,877     5,846,001     4,934,567
                                                 -----------   -----------   -----------

         Income before income taxes                3,299,688     1,792,620     1,555,980

Income taxes (Note 12)                             1,247,000       630,000       520,000
                                                 -----------   -----------   -----------

        Net income                               $ 2,052,688   $ 1,162,620   $ 1,035,980
                                                 ===========   ===========   ===========

Basic earnings per share (Note 10)               $      1.22   $      0.72   $      0.70
                                                 ===========   ===========   ===========

Diluted earnings per share (Note 10)             $      1.18   $      0.69   $      0.66
                                                 ===========   ===========   ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                                                      Accumulated
                                                             Common Stock                                Other
                                                     ----------------------------       Retained     Comprehensive     Shareholders'
                                                       Shares           Amount          Earnings     (Loss) Income        Equity
                                                    ------------     ------------     ------------   --------------    ------------

Balance, January 1, 2001                               1,462,598     $  5,955,337     $  2,205,478    $   (114,047)    $  8,046,768

Net income                                                                               1,035,980                        1,035,980
Unrealized gains on available-for-sale
  investment securities                                                                                     58,340           58,340
Stock options exercised and related tax
  benefit (Note 10)                                       56,790          236,851                                           236,851
                                                    ------------     ------------     ------------    ------------     ------------

Balance, December 31, 2001                             1,519,388        6,192,188        3,241,458         (55,707)       9,377,939

Net income                                                                               1,162,620                        1,162,620
Unrealized gains on available-for-sale
  investment securities                                                                                     55,957           55,957
Stock options exercised and related tax
  benefit (Note 10)                                       57,986          242,346                                           242,346
Issuance of common stock (Note 17)                        74,000          481,000                                           481,000
                                                    ------------     ------------     ------------    ------------     ------------

Balance, December 31, 2002                             1,651,374        6,915,534        4,404,078             250       11,319,862

Net income                                                                               2,052,688                        2,052,688
Unrealized gains on available-for-sale
  investment securities (Note 3)                                                                            64,733           64,733
Stock options exercised and related tax
  benefit (Note 10)                                       56,650          191,798                                           191,798
Repurchase and retirement of common
  stock                                                  (19,196)        (170,546)                                         (170,546)
                                                    ------------     ------------     ------------    ------------     ------------
Balance, December 31, 2003                             1,688,828     $  6,936,786     $  6,456,766    $     64,983     $ 13,458,535
                                                    ============     ============     ============    ============     ============


                                                                                          2003            2002             2001
                                                                                      ------------    ------------     ------------

Comprehensive income (Note 15):
  Net income                                                                          $  2,052,688    $  1,162,620     $  1,035,980
                                                                                      ------------    ------------     ------------
  Other comprehensive income:
    Unrealized holding gains arising during the
      year, net of tax                                                                      66,098          74,634           99,780
    Less: reclassification adjustment for gains included
      in net income, net of tax                                                              1,365          18,677           41,440
                                                                                      ------------    ------------     ------------
                                                                                            64,733          55,957           58,340
                                                                                      ------------    ------------     ------------
        Total comprehensive income                                                    $  2,117,421    $  1,218,577     $  1,094,320
                                                                                      ============    ============     ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2003, 2002 and 2001

                                                         2003            2002            2001
                                                     ------------    ------------    ------------

Cash flows from operating activities:
  Net income                                         $  2,052,688    $  1,162,620    $  1,035,980
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                           536,000         285,500         382,500
      Deferred loan origination fees and costs,
        net                                               (19,041)         52,210        (108,257)
      Depreciation and amortization                       628,077         738,104         501,661
      Net gain on available-for-sale investment
        securities                                         (2,116)        (28,957)        (69,067)
      Net loss (gain) on sale of equipment                 13,364          (3,042)
      Net increase in cash surrender value of life
        insurance policies                                (58,000)
      Provision for losses on other real estate                                             1,578
      Decrease (increase) in accrued interest
        receivable and other assets                        21,362        (480,971)        143,375
      Increase (decrease) in accrued interest
        payable and other liabilities                     337,835        (155,614)       (201,674)
      Deferred tax benefit                               (262,000)       (191,000)        (81,000)
                                                     ------------    ------------    ------------
        Net cash provided by operating
          activities                                    3,248,169       1,378,850       1,605,096
                                                     ------------    ------------    ------------

Cash flows from investing activities:
  Net increase in interest-bearing deposits
    in banks                                           (4,000,000)
  Proceeds from matured and called available-
    for-sale investment securities                      4,296,616      16,110,967       7,299,300
  Proceeds from sale of available-for-sale
    investment securities                                               1,977,707       3,551,478
  Purchases of available-for-sale investment
    securities                                         (4,959,672)    (20,757,409)     (4,957,587)
  Proceeds from principal repayments from
    available-for-sale government-guaranteed
    mortgage-backed securities                          1,276,441         544,054         306,620
  Proceeds from principal repayments from
    held-to-maturity government-guaranteed
    mortgage-backed securities                            109,845          60,954          71,025
  Net increase in loans                               (22,036,043)    (29,200,549)    (14,882,274)
  Proceeds from sale of other real estate                  48,704         140,867         109,255
  Proceeds from sale of bank premises and
    equipment                                               5,841          17,000
  Purchases of bank premises and equipment             (2,839,987)     (2,294,647)     (1,563,537)
  Net cash received in branch acquisition
    (Note 17)                                                          13,721,772
  Deposit on single premium life insurance
    policies                                           (4,000,000)
                                                     ------------    ------------    ------------
        Net cash used in investing activities         (32,098,255)    (19,679,284)    (10,065,720)
                                                     ------------    ------------    ------------

                                   (Continued)

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              For the Years Ended December 31, 2003, 2002 and 2001

                                                         2003            2002            2001
                                                     ------------    ------------    ------------

Cash flows from financing activities:
  Net increase in demand, interest-bearing and
    savings deposits                                 $  9,711,056    $ 13,037,246    $  8,325,687
  Net increase (decrease) in time deposits              8,441,145      11,577,826      (1,969,354)
  Proceeds from exercise of stock options                 176,086         170,310         147,113
  Share repurchase and retirement                        (170,546)
  Proceeds from the issuance of mandatorily
    redeemable trust preferred securities                               5,155,000
  Net increase (decrease) in short-term
    borrowings                                                          1,000,000
  Proceeds from issuance of long-term debt                              4,000,000
                                                     ------------    ------------    ------------
        Net cash provided by financing
          activities                                   18,157,741      34,940,382       6,503,446
                                                     ------------    ------------    ------------
        (Decrease) increase in cash and cash
          equivalents                                 (10,692,345)     16,639,948      (1,957,178)

Cash and cash equivalents at beginning of year         23,465,668       6,825,720       8,782,898
                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year             $ 12,773,323    $ 23,465,668    $  6,825,720
                                                     ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest expense                                 $  2,837,784    $  3,278,121    $  3,652,210
    Income taxes                                     $  1,356,000    $    512,000    $    570,109

Non-cash investing activities:
  Real estate acquired through foreclosure                           $     29,934    $    141,950
  Net change in unrealized gain on available-
    for-sale investment securities                   $    100,361    $     86,807    $     90,431
  Common stock issued in connection with
    branch acquisition                                               $    481,000

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Pacific State Bancorp's subsidiaries include the Bank and Pacific State Statutory Trust I, an unconsolidated Delaware statutory business trust which was formed in June 2002 for the exclusive purpose of issuing and selling trust preferred securities and holding subordinated debentures issued by Bancorp. The proceeds from the issuance of subordinated debentures were utilized by Bancorp to provide capital to the Bank and for general corporate purposes.

     The Bank commenced operations in 1987 and is a California state-chartered member bank of the Federal Reserve System. The Bank operates seven branches in California, including two branches in Stockton and branches in Modesto, Groveland, Arnold, Angels Camp and Tracy. The Bank's primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Pacific State Bancorp and its subsidiary (collectively, the "Company") conform with accounting principles generally accepted in the United States and prevailing practice within the banking industry. The more significant of these policies applied in the preparation of the accompanying consolidated financial statements are discussed below.

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiary, Pacific State Bank. Significant intercompany transactions and balances have been eliminated in consolidation. For financial reporting purposes, the Company's investment in Pacific State Statutory Trust I is not consolidated under provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reclassifications
     -----------------

     Certain reclassifications have been made to prior years' balances to conform to classifications used in 2003.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statement of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash held with other federally-insured institutions in excess of FDIC limits as of December 31, 2003 was $3,697,000.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investment Securities
     ---------------------

     Investments are classified into the following categories:

     o Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders' equity.

     o Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

     Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

     Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

     As a member of the Federal Reserve System, the Federal Home Loan Bank System and the Farmer Mac Home Administration System, the Bank is required to maintain an investment in restricted capital stock of each system. These investments are carried at cost as investment securities and are redeemable at par.

     Loans
     -----

     Loans are stated at principal balances outstanding, except for loans transferred from loans held for sale which are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

     An impaired loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

     Loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loan Sales and Servicing
     ------------------------

     Government Guaranteed Loans

     Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), Business and Industrial, Farmer Mac and California Capital. The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Bank may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2003, there were no premiums subject to these recourse provisions.

     The Bank's investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset is amortized over the estimated life of the related loan. Assets (accounted for as interest-only (IO) strips) are recorded at the fair value of the difference between note rates and rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable. The IO strip asset is not significant at December 31, 2003 and 2002. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

     The Bank serviced government-guaranteed loans for others totaling $40,003,000 and $25,697,000 as of December 31, 2003 and 2002 respectively.

     Servicing Rights

     Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing rights are not material at December 31, 2003 and 2002.

     Allowance for Loan Losses
     -------------------------

     The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank's service area.

     Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Bank has not experienced losses, the loss experience of peer banks. These estimates are particularly susceptible to changes in the economic environment and market conditions.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Allowance for Loan Losses (Continued)
     -------------------------

     The Bank's Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

     This allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after net charge-offs and loan growth. The allowance for loan losses at December 31, 2003 and 2002, respectively, reflects management's estimate of possible losses in the portfolio.

     Other Real Estate
     -----------------

     Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expenses as incurred.

     Bank Premises and Equipment
     ---------------------------

     Bank premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of Bank premises are estimated to be twenty to twenty-seven years. The useful lives of furniture, fixtures and equipment are estimated to be two to seven years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

     Intangible Assets
     -----------------

     The Company recorded its acquisition in 2002 of the assets and liabilities of the Stockton branch of California Bank & Trust (see Note 17) as a business combination resulting in recognition of a core deposit intangible asset of $448,000 and goodwill of $718,000. The valuation of the core deposit intangible was based on the estimated fair value of deposits acquired and is amortized on a straight-line basis over a period of ten years. Goodwill is not amortized, but is measured annually for impairment. At December 31, 2003, no impairment of goodwill has been recognized in the Company's consolidated financial statements.

     Income Taxes
     ------------

     The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes (Continued)
     ------------

     Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

     Earnings Per Share
     ------------------

     Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively restated to give effect to stock splits and dividends.

     Stock-Based Compensation
     ------------------------

     At December 31, 2003, the Company had two stock-based employee compensation plans, the Pacific State Bancorp 1997 Stock Option Plan and the Pacific State Bancorp 1987 Stock Option Plan (the "Plans"), which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                            2003              2002              2001
                                                      ---------------   ---------------  ----------------

Net income, as reported                               $     2,052,688   $     1,162,620  $      1,035,980
Deduct:  Total stock-based employee com-
  pensation expense determined under
  the fair value based method for all awards,
  net of related tax effects                                   94,800            29,900            28,600
                                                      ---------------   ---------------  ----------------
Pro forma net income                                  $     1,957,888   $     1,132,720  $      1,007,380
                                                      ===============   ===============  ================

Basic earnings per share - as reported                $          1.22   $          0.72  $          0.70
Basic earnings per share - pro forma                  $          1.16   $          0.70  $          0.68

Diluted earnings per share - as reported              $          1.18   $          0.69  $          0.66
Diluted earnings per share - pro forma                $          1.13   $          0.68  $          0.65

Weighted average fair value of options
  granted during the year                             $          3.75   $          1.83  $          1.34

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation (Continued)
     ------------------------

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                      2003             2002               2001
                                    -------      ----------------        ------

     Dividend yield                     N/A                   N/A           N/A
     Expected volatility             20.34%      12.45% to 12.80%        14.90%
     Risk-free interest rate          3.21%        4.87% to 5.39%         5.35%
     Expected option life           5 years               5 years       5 years

     Impact of New Financial Accounting Standards
     --------------------------------------------

     In December, 2003, the Financial Accounting Standards Board ("FASB") revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities ("VIE") that posses certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company adopted FIN 46 on December 31, 2003. Adoption of this standard required the Company to deconsolidate its investment in Pacific State Statutory Trust I, a Delaware statutory business trust, organized in June 2002. The deconsolidation of Pacific State Statutory Trust I, formed in connection with the issuance of trust preferred securities, appears to be an unintended consequence of FIN 46. In management's opinion, the effect of deconsolidation on the Company's financial position and results of operations was not material. As of December 31, 2003, management believes that the Company does not have any VIEs which would be consolidated under the provisions of FIN 46.

     In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

     On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impact of New Financial Accounting Standards (Continued)
     --------------------------------------------

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2004. In management's opinion, adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

3.   INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at December 31, 2003 and 2002 consisted of the following:

     Available-for-Sale:
     ------------------

                                                                              2003
                                         ---------------------------------------------------------------------
                                                                 Gross            Gross           Estimated
                                             Amortized        Unrealized       Unrealized          Market
                                               Cost              Gains           Losses             Value
                                         ----------------  ---------------   ---------------  ----------------

     U.S. Treasury securities            $      2,517,048  $         1,952                    $      2,519,000
     U.S. Government agencies                     499,715            7,985                             507,700
     Obligations of states and
       political sub-divisions                  5,294,873           60,958   $       (63,731)        5,292,100
     Mortgage-backed securities                 1,697,336           67,656            (5,592)        1,759,400
     Corporate bonds                            1,220,879           31,521                           1,252,400
     Federal Reserve Bank stock                   335,100                                              335,100
     Federal Home Loan Bank stock                 250,000                                              250,000
     Farmer Mac Home
       Administration stock                         9,800                                                9,800
                                         ----------------  ---------------   ---------------  ----------------
                                         $     11,824,751  $       170,072   $       (69,323) $     11,925,500
                                         ================  ===============   ===============  ================

     Net unrealized gains on available-for-sale investment securities totaling $100,749 were recorded, net of $35,766 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2003. Proceeds and gross realized gains from the call of available-for-sale investment securities for the year ended December 31, 2003 totaled $996,268 and $2,116, respectively.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   INVESTMENT SECURITIES (Continued)

     Available-for-Sale: (Continued)
     ------------------

                                                                          2002
                                         ---------------------------------------------------------------------
                                                                 Gross            Gross           Estimated
                                             Amortized        Unrealized       Unrealized          Market
                                               Cost              Gains           Losses             Value
                                         ----------------  ---------------   ---------------  ----------------

     U.S. Government agencies            $      2,521,098  $         6,133   $        (6,531) $      2,520,700
     Obligations of states and
       political sub-divisions                  6,096,947           33,353           (94,200)        6,036,100
     Mortgage-backed securities                 2,025,449           45,964           (10,913)        2,060,500
     Corporate bonds                            1,236,518           27,615            (1,033)        1,263,100
     Federal Reserve Bank stock                   335,100                                              335,100
     Federal Home Loan Bank stock                 250,000                                              250,000
     Farmer Mac Home
       Administration stock                         9,800                                                9,800
                                         ----------------  ---------------   ---------------  ----------------
                                         $     12,474,912  $       113,065   $      (112,677) $     12,475,300
                                         ================  ===============   ===============  ================

     Net unrealized gains on available-for-sale investment securities totaling $388 were recorded, net of $138 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2002. Proceeds, gross realized gains and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2002 totaled $1,977,707, $31,765 and $(2,808), respectively. Proceeds, gross realized gains and gross realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2001 totaled $3,551,478, $73,111 and $(4,044), respectively.

     Held-to-Maturity:

                                                                   2003
                                  ---------------------------------------------------------------------
                                                          Gross            Gross           Estimated
                                      Amortized        Unrealized       Unrealized          Market
                                        Cost              Gains           Losses             Value
                                  ----------------  ---------------   ---------------  ----------------

     Mortgage-backed securities   $        181,062  $       -         $       (10,462) $        170,600
                                  ================  ===============   ===============  ================


                                                                   2002
                                  ---------------------------------------------------------------------
                                                          Gross            Gross           Estimated
                                      Amortized        Unrealized       Unrealized          Market
                                        Cost              Gains           Losses             Value
                                  ----------------  ---------------   ---------------  ----------------

     Mortgage-backed securities   $        292,100  $         1,245   $        (4,345) $        289,000
                                  ================  ===============   ===============  ================

     There were no sales or transfers of held-to-maturity investment securities during the years ended December 31, 2003, 2002 and 2001.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   INVESTMENT SECURITIES (Continued)

     Investment securities with unrealized losses at December 31, 2003 are summarized and classified according to the duration of the loss period as follows:

                                    Less than 12 Months        12 Months or More               Total
                                 ------------------------  ------------------------  -------------------------
                                    Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
                                    Value       Losses         Value       Losses        Value       Losses
                                 -----------  -----------  -----------  -----------  -----------   -----------

     Obligations of states and
       political sub-divisions                             $ 1,220,500  $   (63,731) $ 1,220,500   $   (63,731)
     Mortgage-backed
       obligations               $    98,300  $    (5,717)     123,800      (10,337)     222,100       (16,054)
                                 -----------  -----------  -----------  -----------  -----------   -----------

                                 $    98,300  $    (5,717) $ 1,344,300  $   (74,068) $ 1,442,600   $   (79,785)
                                 ===========  ===========  ===========  ===========  ===========   ===========

     At December 31, 2003, investment securities with an estimated market value of $98,300 were in a loss position for less than twelve months and investment securities with an estimated market value of $1,344,300 were in a loss position for twelve months or more. Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

     The amortized cost and estimated market value of investment securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available-for-Sale                  Held-to-Maturity
                                         ---------------------------------   ---------------------------------
                                                               Estimated                          Estimated
                                             Amortized          Market          Amortized          Market
                                               Cost              Value            Cost              Value
                                         ----------------  ---------------   ---------------  ----------------

     Within one year                     $      1,768,274  $     1,796,100
     After one year through five
       years                                    4,229,183        4,274,400
     After five years through ten
       years                                      205,000          215,200
     After ten years                            3,330,058        3,285,500
                                         ----------------  ---------------   ---------------  ----------------
                                                9,532,515        9,571,200

     Investment securities not
       due at a single maturity
       date:
       Mortgage-backed securities               1,697,336        1,759,400   $       181,062  $        170,600
       Federal Reserve Bank stock                 335,100          335,100
       Federal Home Loan Bank
         stock                                    250,000          250,000
       Farmer Mac Home Adminis-
         tration stock                              9,800            9,800
                                         ----------------  ---------------   ---------------  ----------------
                                         $     11,824,751  $    11,925,500   $       181,062  $        170,600
                                         ================  ===============   ===============  ================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   INVESTMENT SECURITIES (Continued)

     Investment securities with amortized costs totaling $3,994,367 and $4,071,719 and estimated market values totaling $3,958,000 and $4,043,000 were pledged to secure treasury tax and loan accounts, public deposits and short-term borrowings at December 31, 2003 and 2002, respectively.

4.   LOANS

     Outstanding loans are summarized below:

                                                        December 31,
                                            -----------------------------------
                                                  2003               2002
                                            -----------------  ----------------

     Commercial                             $      46,782,455  $     30,938,399
     Agricultural                                  10,855,408         9,287,655
     Real estate - commercial mortgage             60,173,514        53,159,804
     Real estate - construction                    28,219,071        33,887,183
     Installment                                   10,823,379         7,734,199
                                            -----------------  ----------------
                                                  156,853,827       135,007,240

     Deferred loan origination costs, net             284,024           264,983
     Allowance for loan losses                     (1,652,853)       (1,306,309)
                                            -----------------  ----------------
                                            $     155,484,998  $    133,965,914
                                            =================  ================

     Changes in the allowance for loan losses were as follows:

                                                             Year Ended December 31,
                                           ----------------------------------------------------------
                                                  2003                2002                2001
                                           ------------------  ------------------  ------------------

     Balance, beginning of year            $        1,306,309  $        1,171,608  $        1,000,999
     Provision charged to operations                  536,000             285,500             382,500
     Losses charged to allowance                     (194,641)           (198,934)           (228,401)
     Recoveries                                         5,185              48,135              16,510
                                           ------------------  ------------------  ------------------
            Balance, end of year           $        1,652,853  $        1,306,309  $        1,171,608
                                           ==================  ==================  ==================

     The recorded investment in impaired loans totaled $199,000 at December 31, 2002. There were no impaired loans at December 31, 2003. There were no valuation allowances for impaired loans as determined under SFAS No. 114 at December 31, 2003 and 2002. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was $67,000, $293,000 and $787,000, respectively. The Bank did not recognize interest income on impaired loans during 2003, 2002 and 2001.

     At December 31, 2002, nonaccrual loans totaled $199,000. Interest foregone on nonaccrual loans totaled approximately $72,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively. There were no nonaccrual loans and no interest foregone on nonaccrual loans at December 31, 2003.

     Salaries and employee benefits totaling $222,921, $554,824 and $654,941 have been deferred as loan origination costs for the years ended December 31, 2003, 2002 and 2001, respectively.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.   BANK PREMISES AND EQUIPMENT

     Bank premises and equipment consisted of the following:

                                                          December 31,
                                             --------------------------------------

                                                    2003                2002
                                             ------------------  ------------------

     Land                                    $        3,009,182  $        1,793,101
     Bank premises                                    3,668,856           1,487,797
     Furniture, fixtures and equipment                3,660,125           3,560,604
     Leasehold improvements                           1,183,772             526,778
     Construction in progress                           646,618           2,023,133
                                             ------------------  ------------------
                                                     12,168,553           9,391,413
         Less accumulated depreciation
           and amortization                          (3,412,561)         (2,961,514)
                                             ------------------  ------------------
                                             $        8,755,992  $        6,429,899
                                             ==================  ==================

     Depreciation and amortization included in occupancy, furniture and equipment expense totaled $494,689, $470,937 and $505,327 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.   INTEREST-BEARING DEPOSITS

     Interest-bearing deposits consisted of the following:

                                                    December 31,
                                       --------------------------------------

                                              2003                2002
                                       ------------------  ------------------

     Savings                           $        5,901,102  $        6,574,174
     Money market                              36,288,254          35,964,405
     NOW accounts                              15,997,548          15,640,384
     Time, $100,000 or more                    44,792,676          37,589,426
     Other time                                32,911,966          31,674,071
                                       ------------------  ------------------
                                       $      135,891,546  $      127,442,460
                                       ==================  ==================

     Aggregate annual maturities of time deposits are as follows:

             Year Ending
             December 31,
             ------------

                 2004                  $      70,885,748
                 2005                          6,419,267
                 2006                             71,216
                 2007                            228,411
                 2008                            100,000
                                       -----------------
                                       $      77,704,642
                                       =================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.   INTEREST-BEARING DEPOSITS (Continued)

     Interest expense recognized on interest-bearing deposits consisted of the following:

                                                  Year Ended December 31,
                                ----------------------------------------------------------
                                       2003                2002                2001
                                ------------------  ------------------  ------------------
     Savings                    $           11,423  $           11,892  $           23,352
     Money market                          349,574             653,261             613,333
     NOW accounts                           53,047              44,372              65,619
     Time, $100,000 or more                979,141             883,141           1,100,273
     Other time                            999,958           1,203,053           1,778,388
                                ------------------  ------------------  ------------------
                                $        2,393,143  $        2,795,719  $        3,580,965
                                ==================  ==================  ==================

7.   BORROWING ARRANGEMENTS

     The Bank has unsecured short-term borrowing arrangements totaling $5,000,000 with two of its correspondent banks. There were no borrowings outstanding under these arrangements at December 31, 2003 and 2002.

     Additionally, the Bank has a borrowing arrangement with the Federal Reserve Bank secured by investment securities with amortized costs totaling $2,197,032 and $173,622 and estimated market values totaling $2,267,000 and $171,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Bank had no outstanding borrowings under this arrangement.

     During 2003, the Bank entered into a borrowing arrangement with the Federal Home Loan Bank of San Francisco which allowed the Bank to borrow on either a short-term or long-term basis up to approximately $10,412,000 as of December 31, 2003 based on specific percentages of the collateral pledged. Various residential mortgage loans and Bank-owned investment securities totaling approximately $7,401,000 and $4,000,000, respectively, secure this borrowing arrangement. At December 31, 2003, the Bank had $1,000,000 in short-term advances outstanding from the Federal Home Loan Bank with an interest rate of 1.47% and a maturity date of December 9, 2004. At December 31, 2003, the Bank had $4,000,000 in long-term advances outstanding from the Federal Home Loan Bank with an interest rate of 2.79% and a maturity date of December 9, 2005.

8.   SUBORDINATED DEBENTURES

     Pacific State Statutory Trust I is a Delaware business trust wholly owned by the Company and formed for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. In accordance with the provisions of FIN 46, the Trust is not consolidated and the Company's equity interest in the Trust is accounted for under the equity method and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued and guaranteed by the Company are reflected in the Company's consolidated balance sheet.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.   SUBORDINATED DEBENTURES (Continued)

     During the second quarter of 2002, Pacific State Statutory Trust I issued 5,000 Floating Rate Capital Trust Pass-Through Securities (Trust Preferred Securities), with a liquidation value of $1,000 per security, for gross proceeds of $5,000,000. The entire proceeds of the issuance were invested by Pacific State Statutory Trust I in $5,155,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities issued by the Trust. The Subordinated Debentures represent the sole assets of Pacific State Statutory Trust I. The Subordinated Debentures mature on December 26, 2031, bear a current interest rate of 4.62% (based on 6-month London Interbank Offered Rate (LIBOR) plus 3.45%), with repricing and payments due semi-annually. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank of San Francisco, on any June 26th or December 26th on or after June 26, 2007. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the Subordinated Debentures. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on June 26, 2032.

     Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at the current rate per annum of 4.62%. For each successive period beginning on June 26th of each year, the rate will be adjusted to equal the 6-month LIBOR plus 3.45%; provided, however, that prior to June 26, 2007, such annual rate does not exceed 11.95%. The distributions on the Trust Preferred Securities are treated as interest expense in the consolidated statement of income. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The Trust Preferred Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

9.   COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Bank leases branch offices and certain equipment under non-cancelable operating leases. The leases expire on various dates through 2009 and have various renewal options ranging from five to ten years. The lease on one branch office includes scheduled rent increases. The total amount of the rent payments is being charged to expense using a straight-line method over the term of the lease. The Bank has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease. Future minimum lease payments are as follows:

             Year Ending
             December 31,
             ------------

                 2004                   $         252,117
                 2005                             252,117
                 2006                             235,164
                 2007                             235,164
                 2008                             235,164
              Thereafter                           69,498
                                        -----------------
                                        $       1,279,224
                                        =================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.   COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (Continued)
     ------

     Rental expense included in occupancy, furniture and equipment expense totaled $267,000, $273,000 and $267,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Financial Instruments With Off-Balance-Sheet Risk
     -------------------------------------------------

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

     The following financial instruments represent off-balance-sheet credit risk:

                                                       December 31,
                                          --------------------------------------
                                                 2003                2002
                                          ------------------  ------------------

     Commitments to extend credit         $       42,536,000  $       50,935,000
     Letters of credit                    $          837,000  $          639,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, equipment, income-producing commercial properties and residential real estate.

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance or financial obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     At December 31, 2003, commercial loan commitments represent approximately 48% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent approximately 44% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 75% to 80%. Consumer loan commitments represent the remaining 8% of total commitments and are generally unsecured. In addition, the majority of the Bank's commitments have variable interest rates.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.   COMMITMENTS AND CONTINGENCIES (Continued)

     Significant Concentrations of Credit Risk
     -----------------------------------------

     The Bank's customers are primarily located in San Joaquin, Stanislaus, Calaveras and Tuolumne Counties. Approximately 30% of the Bank's loans are for general commercial uses, including professional, retail and small business, and 7% are for agricultural uses. Additionally, 18% of the Bank's loans are for the construction of residential and commercial real estate and 38% are loans which are collateralized by mortgages on residential and commercial real estate. Generally, real estate loans are secured by real property while commercial and other loans are secured by funds on deposit and business or personal assets. The remaining 7% of the Bank's loans are consumer installment loans. Repayment is generally expected from the proceeds of property sales and permanent financing for real estate construction loans and borrower cash flows for other loans.

     Contingencies
     -------------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

     Federal Reserve Requirements
     ----------------------------

     Banks are required to maintain a combination of reserves with the Federal Reserve Bank and vault cash equal to a percentage of their reservable deposits. The reserve balances held with the Federal Reserve Bank or in the form of vault cash totaled $1,160,000 and $711,000 as of December 31, 2003 and 2002, respectively.

10.  SHAREHOLDERS' EQUITY

     Stock Split
     -----------

     On September 18, 2003, the Company's Board of Directors approved a two-for-one stock split to shareholders of record at the close of business on September 30, 2003, effective on the same date. All shares outstanding, stock option and per share data in the consolidated financial statements have been retroactively restated to reflect the stock split as if it had been declared on January 1, 2001.

     Dividends
     ---------

     The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  SHAREHOLDERS' EQUITY (Continued)

     Dividends (Continued)
     ---------

     Upon declaration by the Board of Directors of the Company, all shareholders of record will be entitled to receive dividends. A significant source of cash for the Company is dividends from the Bank. The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. As a member of the Federal Reserve System, the Bank is also subject to similar restrictions imposed by Federal law. At December 31, 2003, Bank retained earnings of $4,198,000 were free of such restrictions and available for dividend payments to Bancorp.

     Earnings Per Share
     ------------------

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                                      Year Ended December 31,
                                                    ----------------------------------------------------------
                                                           2003                2002                2001
                                                    ------------------  ------------------  ------------------
     Basic Earnings Per Share
     ------------------------

     Numerator:
       Net income                                   $        2,052,688  $        1,162,620  $        1,035,980

     Denominator:
       Weighted average shares outstanding                   1,681,038           1,613,092           1,484,482
                                                    ------------------  ------------------  ------------------
     Basic earnings per share                       $             1.22  $             0.72  $             0.70
                                                    ==================  ==================  ==================

     Diluted Earnings Per Share
     --------------------------

     Numerator:
       Net income                                   $        2,052,688  $        1,162,620  $        1,035,980

     Denominator:
       Weighted average shares outstanding                   1,681,038           1,613,092           1,484,482
       Dilutive effect of stock options                         59,847              82,644              85,062
                                                    ------------------  ------------------  ------------------
                                                             1,740,885           1,695,756           1,569,544
                                                    ------------------  ------------------  ------------------
     Diluted earnings per share                     $             1.18  $             0.69  $             0.66
                                                    ==================  ==================  ==================

     Options to purchase 23,000 shares of common stock at a price of $5.19 outstanding during the first quarter were not included in the computation of diluted earnings per share for the year ended December 31, 2001 because their exercise prices were greater than the average market prices of the Company's common shares. All of the options were included in the computation of diluted earnings per share for the year ended December 31, 2003 and 2002.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  SHAREHOLDERS' EQUITY (Continued)

     Stock Options
     -------------

     During 1997 and 1987, the Company established Stock Option Plans. At December 31, 2003, 952 shares of common stock are reserved under the 1997 plan for issuance to employees and directors through incentive and nonstatutory agreements. Outstanding options under the 1987 Plan are exercisable until their expiration; however, no new options will be granted under that plan. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years.

     A summary of the activity within the plans follows:

                                           2003                      2002                      2001
                                 ------------------------  ------------------------  -------------------------
                                               Weighted                   Weighted                  Weighted
                                                Average                    Average                   Average
                                               Exercise                   Exercise                  Exercise
                                   Shares        Price        Shares        Price       Shares        Price
                                 -----------  -----------  -----------  -----------  -----------   -----------

     Incentive Agreements
     --------------------

     Options outstanding,
       beginning of year             167,612  $      5.03      135,112  $      3.76      145,512   $      3.81

       Options granted               193,750  $     15.00       57,500  $      7.49        5,000   $      5.00
       Options exercised             (47,862) $      3.22      (23,000) $      3.60       (9,400)  $      4.01
       Options canceled              (19,652) $      6.29       (2,000) $      7.50       (6,000)  $      5.19
                                 -----------               -----------               -----------
     Options outstanding,
       end of year                   293,848  $     11.80      167,612  $      5.03      135,112   $      3.76
                                 ===========               ===========               ===========
     Options exercisable,
       end of year                    57,018  $      4.67       87,840  $      3.52       90,020   $      3.30
                                 ===========               ===========               ===========

     Nonstatutory Agreements
     -----------------------

     Options outstanding,
       beginning of year              14,538  $      2.28       49,524  $      2.44       96,914   $      2.38

       Options granted               200,000  $     15.00
       Options exercised              (8,788) $      2.50      (34,986) $      2.50      (47,390)  $      2.31
       Options canceled
                                 -----------               -----------               -----------
       Options outstanding,
         end of year                 205,750  $     14.64       14,538  $      2.28       49,524   $      2.44
                                 ===========               ===========               ===========
       Options exercisable,
         end of year                   5,750  $      2.00       11,590  $      2.25       46,576   $      2.44
                                 ===========               ===========               ===========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  SHAREHOLDERS' EQUITY (Continued)

     Stock Options (Continued)
     -------------

     A summary of options outstanding at December 31, 2003 follows:

                                            Number of            Weighted             Number of
                                             Options              Average              Options
                                           Outstanding           Remaining           Exercisable
                                          December 31,          Contractual         December 31,
     Range of Exercise Prices                 2003                 Life                 2003
     ------------------------          ------------------   ------------------   ------------------

     Incentive
     ---------

     $   2.00                                       1,848             .3 years                1,848
     $   2.50                                       5,000             .3 years                5,000
     $   4.25                                       8,400            3.0 years                8,400
     $   4.44                                      15,800            3.5 years               15,800
     $   5.06                                         500            4.3 years                  500
     $   4.38                                       2,800            4.7 years                2,800
     $   4.40                                      15,400            6.0 years                9,240
     $   5.19                                       8,400            6.6 years                5,040
     $   7.50                                      36,950            8.0 years                7,390
     $   7.45                                       5,000            8.2 years                1,000
     $  15.00                                     193,750            9.8 years
                                       ------------------                        ------------------
                                                  293,848                                    57,018
                                       ==================                        ==================

     Nonstatutory
     ------------

     $   2.00                                       5,750             .3 years                5,750
     $  15.00                                     200,000            9.8 years
                                       ------------------                        ------------------
                                                  205,750                                     5,750
                                       ==================                        ==================

     Regulatory Capital
     ------------------

     The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following table. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2003 and 2002.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  SHAREHOLDERS' EQUITY (Continued)

     Regulatory Capital (Continued)
     ------------------

     In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be considered well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since December 31, 2003 that management believes have changed the Bank's category.

                                                                                          To Be Well Capitalized
                                                                      For Capital         Under Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                      -----------------------  ------------------------  -------------------------
                                                                   Minimum      Minimum     Minimum      Minimum
                                         Amount       Ratio        Amount        Ratio       Amount       Ratio
                                      ------------  ---------  -------------  ---------  --------------  ---------

     December 31, 2003
     -----------------

     Company:
       Total capital (to risk-
          weighted assets)            $ 19,125,000      11.6%  $  13,239,000       8.0%             N/A        N/A
       Tier I capital (to risk-
          weighted assets)            $ 16,782,000      10.1%  $   6,619,000       4.0%             N/A        N/A
       Tier I capital (to average
          assets)                     $ 16,782,000       8.3%  $   8,129,000       4.0%             N/A        N/A

     Bank:
       Total capital (to risk-
          weighted assets)            $ 18,273,000      11.1%  $  13,179,000       8.0%  $   16,474,000      10.0%
       Tier I capital (to risk-
          weighted assets)            $ 16,620,000      10.1%  $   6,589,000       4.0%  $    9,884,000       6.0%
       Tier I capital (to average
          assets)                     $ 16,620,000       8.2%  $   8,129,000       4.0%  $   10,161,000       5.0%

     December 31, 2002
     -----------------

     Company:
       Total capital (to risk-
          weighted assets)            $ 16,497,000      11.4%  $  11,558,000       8.0%             N/A        N/A
       Tier I capital (to risk-
          weighted assets)            $ 13,588,000       9.4%  $   5,779,000       4.0%             N/A        N/A
       Tier I capital (to average
          assets)                     $ 13,588,000       8.1%  $   6,693,000       4.0%             N/A        N/A

     Bank:
       Total capital (to risk-
          weighted assets)            $ 16,293,000      11.0%  $  11,529,000       8.0%  $   14,412,000      10.0%
       Tier I capital (to risk-
          weighted assets)            $ 14,617,000      10.1%  $   5,765,000       4.0%  $    8,647,000       6.0%
       Tier I capital (to average
          assets)                     $ 14,617,000       8.9%  $   6,690,000       4.0%  $    8,362,000       5.0%

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.  OTHER EXPENSES

     Other expenses consisted of the following:

                                                            Year Ended December 31,
                                          ----------------------------------------------------------
                                                 2003                2002                2001
                                          ------------------  ------------------  ------------------

     Professional fees                    $          479,604  $          483,501  $          319,461
     Postage, stationery and supplies                212,371             186,437             177,262
     Directors fees                                  176,693             126,492              57,700
     Telephone                                       157,128             150,674             126,226
     Advertising and promotion                        98,361             120,333              81,978
     Other operating expenses                      1,129,689           1,067,785             848,919
                                          ------------------  ------------------  ------------------
                                          $        2,253,846  $        2,135,222  $        1,611,546
                                          ==================  ==================  ==================

12.  INCOME TAXES

     Income tax expense for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

                            2003                2002                2001
                     ------------------  ------------------  ------------------

     Current:
         Federal     $        1,159,000  $          698,000  $          478,000
         State                  350,000             123,000             123,000
                     ------------------  ------------------  ------------------

                              1,509,000             821,000             601,000
                     ------------------  ------------------  ------------------

     Deferred:
         Federal               (211,000)           (175,000)            (58,000)
         State                  (51,000)            (16,000)            (23,000)
                     ------------------  ------------------  ------------------
                               (262,000)           (191,000)            (81,000)
                     ------------------  ------------------  ------------------
                     $        1,247,000  $          630,000  $          520,000
                     ==================  ==================  ==================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.  INCOME TAXES (Continued)

     Deferred tax assets (liabilities) consisted of the following:

                                                                       December 31,
                                                          --------------------------------------

                                                                 2003                2002
                                                          ------------------  ------------------
     Deferred tax assets:
         Allowance for loan losses                        $          652,000  $          493,000
         Bank premises and equipment                                 129,000             132,000
         Future benefit of State tax deduction                       122,000              51,000
         Organization costs                                           21,000              19,000
         Deposit purchase premium                                     72,000              49,000
         Mark-to-market adjustment                                    45,000
                                                          ------------------  ------------------
               Total deferred tax assets                           1,041,000             744,000
                                                          ------------------  ------------------

     Deferred tax liabilities:
         Future federal liability of state deferred
            tax asset                                                (63,000)            (46,000)
         Goodwill                                                    (34,000)            (16,000)
         Unrealized gain on available-for-sale
            investment securities                                    (36,000)
                                                          ------------------  ------------------
               Total deferred tax liabilities                       (133,000)            (62,000)
                                                          ------------------  ------------------
               Net deferred tax assets                    $          908,000  $          682,000
                                                          ==================  ==================

     The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes. The items comprising these differences for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

                                           2003                      2002                      2001
                                -------------------------  ------------------------  -------------------------

                                    Amount       Rate %        Amount       Rate %       Amount        Rate%
                                --------------  -------    -------------  --------   --------------  ---------
     Federal income tax
       expense, at statu-
       tory rate                $    1,121,894       34.0  $     609,491       34.0  $      529,033      34.0
     State franchise tax,
       net of Federal tax
       effect                          199,417        6.0         96,924        5.4          62,416       4.0
     Interest on obligations
       of states and political
       subdivisions                    (63,285)      (1.9)       (72,906)      (4.1)        (81,840)     (5.3)
     Other                             (11,026)       (.3)        (3,509)       (.2)         10,391        .7
                                --------------  ---------  -------------  ---------  --------------  --------
            Total income tax
              expense           $    1,247,000       37.8  $     630,000       35.1  $      520,000      33.4
                                ==============  =========  =============  =========  ==============  ========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13.  RELATED PARTY TRANSACTIONS

     During the normal course of business, the Bank enters into transactions with related parties, including executive officers and directors. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2003:

     Balance, January 1, 2003                         $        3,188,000

         Disbursements                                           902,000
         Amounts repaid                                       (1,205,000)
                                                      ------------------
     Balance, December 31, 2003                       $        2,885,000
                                                      ==================
     Undisbursed commitments to related
         parties, December 31, 2003                   $        1,502,000
                                                      ==================

14.  EMPLOYEE BENEFIT PLANS

     In 1990, the Bank initiated a 401(k) Savings Plan. Under the provisions of the plan, the Bank matches one-half of the employees' contributions up to a maximum of three percent of an employee's annual salary. All employees who are at least 21 years of age and have completed one year of service are eligible under the plan. The Bank's contributions vest at a rate of 20% after one year of service and an additional 20% for each year thereafter. Contributions to the plan totaled $41,000 in 2003, $42,000 in 2002 and $28,000 for the year ended December 31, 2001.

     Salary Continuation and Retirement Plans
     ----------------------------------------

     Effective September 30, 2003, the Board of Directors approved salary continuation and retirement plans for six key executives. Under these plans, the executives will receive monthly payments for twenty years after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants' expected retirement dates.

     In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,000,000 at December 31, 2003. On the consolidated balance sheet, the cash surrender values are included in accrued interest receivable and other assets. Income earned on these policies, net of expenses, totaled $58,000 for the year ended December 31, 2003. Income earned on these policies is not subject to Federal or state income tax under certain circumstances.

15.  COMPREHENSIVE INCOME

     Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income. Total comprehensive income and the components of accumulated other comprehensive income are presented in the consolidated statement of changes in shareholders' equity.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15.  COMPREHENSIVE INCOME (Continued)

     At December 31, 2003, 2002 and 2001, the Company held securities classified as available-for-sale which had unrealized gains as follows:

                                                                 2003             2002              2001
                                                           ---------------   ---------------  ----------------
     Other comprehensive income:
       Unrealized holding gains                            $       102,477   $       115,764  $        159,498
       Tax expense on unrealized holding gains                     (36,379)          (41,130)          (59,718)
                                                           ---------------   ---------------  ----------------
            Net unrealized holding gains                            66,098            74,634            99,780
                                                           ---------------   ---------------  ----------------

       Less: reclassification adjustment for gains
             included in net income                                  2,116            28,957            69,067
       Tax benefit on reclassification adjustment                     (751)          (10,280)          (27,627)
                                                           ---------------   ---------------  ----------------
            Net reclassification adjustment                          1,365            18,677            41,440
                                                           ---------------   ---------------  ----------------
            Total other comprehensive income               $        64,733   $        55,957  $         58,340
                                                           ===============   ===============  ================

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

     Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

     The following methods and assumptions were used by management to estimate the fair value of the Company's financial instruments at December 31, 2003 and 2002:

     Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.

     Interest-bearing deposits in banks: The fair values of interest-bearing deposits in banks are estimated using discounted cash flow analysis, using interest rates available at the reporting date for similar deposits.

     Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for the remaining loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

     Cash surrender value of life insurance policies: The fair values of life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

     Deposits and short-term borrowings: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued short-term borrowings and interest payable approximates their fair value.

     Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow analysis using interest rates currently available to the Company for similar debt instruments.

     Subordinated debentures: The fair value of subordinated debentures was determined based on the current market value for the like-kind instruments of similar rates and terms.

     Commitments to extend credit: Commitments to extend credit are primarily for variable rate loans. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

                                                 December 31, 2003                  December 31, 2002
                                        ---------------------------------   ---------------------------------
                                            Carrying            Fair           Carrying            Fair
                                             Amount             Value           Amount             Value
                                        ----------------  ---------------   ---------------  ----------------
     Financial assets:
       Cash and due from banks          $      5,317,323  $     5,317,323   $    18,465,668  $     18,465,668
       Federal funds sold                      7,456,000        7,456,000         5,000,000         5,000,000
       Interest-bearing deposits
         in banks                              4,000,000        4,000,000
       Investment securities                  12,106,562       12,096,100        12,767,400        12,764,300
       Loans, net                            155,484,998      155,811,000       133,965,914       134,139,000
       Cash surrender value of
         life insurance policies               4,058,000        4,058,000
       Accrued interest receivable             1,067,743        1,067,743         1,056,680         1,056,680

     Financial liabilities:
       Deposits                         $    176,292,208  $   176,627,600   $   158,140,007  $    158,316,211
       Short-term borrowings                   1,000,000        1,000,743         1,000,000         1,000,000
       Long-term debt                          4,000,000        4,002,209         4,000,000         4,000,000
       Subordinated debentures                 5,155,000        5,155,000         5,155,000         5,155,000
       Accrued interest payable                  361,971          361,971           438,640           438,640

     Off-balance-sheet financial
       instruments (notional amount):
       Commitments to extend credit     $     42,536,000  $    42,536,000   $    50,935,000  $     50,935,000
       Standby letters of credit                 837,000          837,000           639,000           639,000

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


17.  SUPPLEMENTAL DISCLOSURES FROM THE ACQUISITION OF BRANCH ASSETS AND
     LIABILITIES

     On March 18, 2002, the Bank consummated its agreement to acquire assets (principally loans) and assume liabilities (consisting mainly of deposits) of the Stockton Branch Office of California Bank & Trust. The purchase price of $1,082,194 included the issuance of 74,000 shares of common stock with an estimated fair value of $481,000 and with the remainder paid in cash. An allocation of the settlement of this transaction between the fair value of liabilities assumed and assets acquired follows.

     Liabilities assumed and equity issued:
       Demand, interest-bearing transaction and savings
         and savings accounts                                 $       12,645,067
       Time deposits                                                   9,776,230
       Other liabilities                                                  22,756
       Common stock issued                                               481,000
                                                              ------------------
                                                                      22,925,053
                                                              ------------------

     Assets acquired:
       Loans                                                           8,002,294
       Other assets                                                       34,642
       Core deposit intangible                                           448,426
       Goodwill                                                          717,919
                                                              ------------------
                                                                       9,203,281
                                                              ------------------
     Net cash received                                        $       13,721,772
                                                              ==================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

     The Company commenced operation on June 24, 2002. As a result, comparative financial information for each of the years in the period ended December 31, 2003 is not available. The information below is presented as if the reorganization had taken place on January 1, 2002.

                                                    BALANCE SHEET

                                             December 31, 2003 and 2002

                                                                               2003                2002
                                                                        ------------------  ------------------

                             ASSETS

     Cash and due from banks                                            $           14,720  $           72,279
     Investment in bank subsidiary                                              17,761,562          15,746,394
     Investment in Pacific State Statutory Trust I                                 155,000             155,000
     Investment in other securities                                                204,365             204,988
     Other assets                                                                  498,405             298,934
                                                                        ------------------  ------------------
            Total assets                                                $       18,634,052  $       16,477,595
                                                                        ==================  ==================

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

     Liabilities:
       Junior subordinated debentures due to subsidiary
          grantor trust                                                 $        5,155,000  $        5,155,000
       Other liabilities                                                            20,517               2,733
                                                                        ------------------  ------------------
            Total liabilities                                                    5,175,517           5,161,984
                                                                        ------------------  ------------------

     Shareholders' equity:
       Common stock                                                              6,936,786           6,915,534
       Retained earnings                                                         6,456,766           4,404,078
       Accumulated other comprehensive income                                       64,983                 250
                                                                        ------------------  ------------------
            Total shareholders' equity                                          13,458,535          11,319,862
                                                                        ------------------  ------------------
            Total liabilities and shareholders' equity                  $       18,634,052  $       16,477,595
                                                                        ==================  ==================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                                                 STATEMENT OF INCOME

                                   For the Years Ended December 31, 2003 and 2002

                                                                               2003                2002
                                                                        ------------------  ------------------

     Income:
       Dividends declared by bank subsidiary                            $          350,000  $          123,000
       Interest on investment securities                                             4,233               1,820
       Earnings from investment in Pacific State
          Statutory Trust I                                                          7,762               4,251
                                                                        ------------------  ------------------
            Total income                                                           361,995             129,071
                                                                        ------------------  ------------------

     Expenses:
       Interest on junior subordinated debentures                                  238,998             141,380
       Salaries and employee benefits                                               68,573              42,824
       Professional                                                                 61,000              77,228
       Other expenses                                                               64,171               7,031
                                                                        ------------------  ------------------
            Total expenses                                                         432,742             268,463
                                                                        ------------------  ------------------

            Loss before equity in undistributed income
              of subsidiary                                                        (70,747)           (139,329)

     Equity in undistributed income of subsidiary                                1,950,435           1,212,012
                                                                        ------------------  ------------------
            Income before income tax benefit                                     1,879,688           1,072,620

     Income tax benefit                                                           (173,000)            (90,000)
                                                                        ------------------  ------------------
            Net income                                                  $        2,052,688  $        1,162,620
                                                                        ==================  ==================

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                                              STATEMENT OF CASH FLOWS

                                  For the Years Ended December 31, 2003 and 2002

                                                                              2003                2002
                                                                       ------------------  ------------------

    Cash flows from operating activities:
      Net income                                                       $        2,052,688  $        1,162,620
      Adjustments to reconcile net income to net cash
         used in operating activities:
           Undistributed net income of subsidiary                              (1,950,435)         (1,212,012)
           Amortization of other securities                                           623
           Increase in other assets                                              (183,759)           (298,934)
           Increase in other liabilities                                           17,784               2,733
                                                                       ------------------  ------------------
             Net cash used in operating activities                                (63,099)           (345,593)
                                                                       ------------------  ------------------

    Cash flows from investing activities:
      Investment in bank subsidiary                                                                (4,543,199)
      Investment in Pacific State Statutory Trust I                                                  (159,251)
      Investment in other securities                                                                 (204,988)
                                                                       ------------------  ------------------
             Net cash used in investing activities                                                 (4,907,438)
                                                                       ------------------  ------------------

    Cash flows from financing activities:
      Proceeds from the issuance of junior subordinated
         debentures due to subsidiary grantor trust                                                 5,155,000
      Proceeds from exercise of stock options                                     176,086             170,310
      Repurchase of common stock                                                 (170,546)
                                                                       ------------------  ------------------
             Net cash provided by financing activities                              5,540           5,325,310
                                                                       ------------------  ------------------
    (Decrease) increase in cash and cash equivalents                              (57,559)             72,279

    Cash and cash equivalents at beginning of year                                 72,279
                                                                       ------------------  ------------------
    Cash and cash equivalents at end of year                           $           14,720  $           72,279
                                                                       ==================  ==================

                             BUSINESS OF THE COMPANY

         Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management's beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation.

         General Description of Business
         -------------------------------

         Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary guarantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and middle-income individuals. Pacific State Statuatory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004 for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of January 22, 2004 had 60 employees, including 26 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank's main office is located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California.

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

         Trust Subsidiaries
         ------------------

         The Company during 2002 and 2004 established business trust subsidiaries (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures (the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicles are guaranteed by the Company. See note 8 in the company's consolidated financial statement.

         Proceeds from the issuance of the 2002 subordinated debentures were used to provide the Bank with an additional $4.5 million in capital in order to support the continued growth of the Bank. The remaining $500,000 was placed in the Company for general corporate purposes. Proceeds from the issuance of the 2004 subordinated debentures were used to provide the Bank with an additional $3.5 million in capital in order to support the continued growth of the Bank.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Critical Accounting Policies

General

         Pacific State Bancorp's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

         A critical accounting estimate is one that requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

Allowance for Loan Losses

         The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses on impaired loans be accrued and measured based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Net income for the year ended December 31, 2003, was $2,053,000 representing an increase of $890,000, or 76.5%, over net income of $1,163,000 for the year ended December 31, 2002. A contributing factor to the increase in net income was an increase in net interest income of $2,067,000 and a slight increase in non interest income of $343,000, due to an increase in the sale of loans.

         Return on average assets (ROA) was 1.07% and return on average common equity (ROE) was 16.86% in 2003 compared with .77% and 11.27% respectively in 2002. Diluted earnings per share for 2003 and 2002 were $1.18 and $0.69, respectively, an increase of 71.0%. The increase in earnings per share is due to the increase in income of 76.5%.

         The Company's average total assets increased to $191.4 million or 26.2% over $151.7 million in 2002. Net loans increased to $155.5 million over $134.0 million in 2002, an increase of $21.5 million or 16.1%. Deposits in 2003 grew to $176.3 million, or 11.5%, compared to $158.1 million at December 31, 2002. The increases on the balance sheet are attributable to the growth of the bank.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Net income for the year ended December 31, 2002, was $1,163,000, representing an increase of $127,000, or 12.3%, over net income of $1,036,000 for the year ended December 31, 2001. A contributing factor to the increase in net income was a slight increase in interest income of $37,000 and an increase in non-interest income of 29.4%, due to an increase in the sale of loans.

         Return on average assets (ROA) was .77% and return on average common equity (ROE) was 11.27% in 2002 compared with .87% and 12.04% respectively in 2001. Diluted earnings per share for 2002 and 2001 were $.69 and $.66, respectively, a increase of 3.8%. The increase in earnings per share was due to the increase in income of 12.3%.

         The Company's average total assets increased to $151.7 million or 27.7% over $118.8 million in 2001. Net loans increased to $134.0 million over $97.1 million in 2001, an increase of $36.9 million or 38.0%. Deposits in 2002 grew to $158.1 million, or 42.4%, compared to $111.1 million at December 31, 2001. The increases reflected on the balance sheet are attributable in part to the acquisition of $22.4 million in deposits and $8.0 million in loans from a branch of California Bank & Trust.

Net Interest Income

         The primary source of income for the Company is derived from net interest income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

         Net interest income increased to $8.4 million in 2003 versus $6.3 million in 2002 and $5.6 million in 2001, representing a 32.9% increase in 2003 over 2002, and 12.0% decrease in 2002 over 2001. The average balance of total earning assets during 2003 increased 26.8% to $172.2 million from $135.8 million. Average loan balances outstanding during 2003 increased $35.7 million or 30.8%, while average balances of investments and federal funds sold increased by $.5 million or 2.5%. The average yields on loans and federal funds sold in 2003 were lower by 37 and 45 basis points respectively, while the average yield on U.S. government securities decreased by 80 basis points. The decrease in average yields on loans is attributed to eleven decreases in the prime lending rate or 475 basis points during 2001 which fully impacted all of 2002, as well as a further decrease of 50 basis points in early 2002. During 2001, the prime rate dropped from 9.5% to 4.75% to 4.25% in 2002. The overall yield on average earning assets during 2003 declined 34 basis points to 6.46% from 6.80% for 2002.

         Total interest expense decreased to $2.8 million in 2003, from $2.9 million for 2002, and $3.6 million for 2001, representing a 3.4% decrease for 2003 over 2002, and a 19.4% decrease for 2002 over 2001. Average balances of interest-bearing liabilities increased to $142.4 million from $114.0 million for the year ended December 31, 2002, or 24.9%.

         Average certificates of deposit increased to $75.5 million in 2003 from $55.8 million in 2002, a 35.3% increase. The average rate paid on certificates of deposit during 2003 decreased 112 basis points, while the overall average rate paid on interest bearing deposits and borrowings decreased 64 basis points to 1.94% from 2.58% for 2002.

         The Company's net interest margin (net interest income divided by average earning assets) was 4.85% in 2003, 4.63% in 2002 and 5.15% in 2001. The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $2.1 million (32.9%) in net interest income for the year ended December 31, 2003 over 2002. The decrease in the Company's net interest margin from 2003 to 2001 is directly attributable to the ongoing effect of a decrease in prime rate of 475 basis points during 2001 and an additional decrease of 50 basis points during 2002, since most of the Bank's loans reprice when the prime rate changes. In spite of the prime rate changes, the net interest margin increased 22 basis points in 2003 which is attributed to growth and change in mix of earning assets, which was funded by growth of both interest-bearing and non-interest-bearing demand deposits.

         The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid

(Dollars in thousands)

                                                                       Years Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                 2003                             2002                            2001
                                   -------------------------------  -------------------------------  -------------------------------
                                    Average                 Yield/   Average                 Yield/   Average                 Yield/
                                    Balance     Interest    Rate     Balance     Interest    Rate     Balance     Interest    Rate
                                   ---------    ---------   ------  ---------    ---------   ------  ---------    ---------   ------

Earning Assets
  Loans(1)                         $ 151,529    $  10,578   6.98%   $ 115,742    $   8,508   7.35%   $  90,675    $   8,168   9.00%

Investment Securities                 13,570          464   3.42%      15,838          664   4.19%      12,741          808   6.34%
Federal Funds Sold                     6,952           75   1.08%       4,183           64   1.53%       5,579          219   3.93%
Average Earning Assets             $ 172,051    $  11,117   6.46%   $ 135,763    $   9,236   6.80%   $ 108,995    $   9,195   8.44%
                                                ---------                        ---------                        ---------
Cash & Due From Banks              $   9,129                        $   9,286                        $   5,000
Bank Premises                          7,689                            5,136                            4,109
Other Assets                           4,101                            2,803                            1,839
Less: Allowance for
  loan loss                           (1,476)                          (1,264)                          (1,128)
                                   ---------                        ---------                        ---------
Average Total Assets               $ 191,494                        $ 151,724                        $ 118,815
                                   =========                        =========                        =========

Interest Bearing
  Liabilities
Demand Interest Bearing            $  51,370    $     403    .78%   $  50,190    $     698   1.39%   $  34,515    $     679   1.97%
Savings Deposits                       5,473           14    .26%       5,084           14    .28%       3,814           24    .63%
Certificates of Deposit               75,549        1,976   2.61%      55,849        2,084   3.73%      49,961        2,878   5.76%
Other Borrowings                      10,080          368   3.65%       2,914          151   5.18           --           --     --%
                                   ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
Average Interest
  Bearing Liabilities                142,472    $   2,761   1.94%     114,037    $   2,947   2.58%      88,290    $   3,581   4.06%
                                                ---------                        ---------                        ---------
Noninterest Demand                    36,436                           26,381                           20,931
Other Liabilities                        408                              985                              991
Shareholder Equity                    12,178                           10,321                            8,603
                                   ---------                        ---------                        ---------
Average Liabilities and
  Shareholders Equity              $ 191,494                        $ 151,724                        $ 118,815
                                   =========                        =========                        =========
Net Interest Income and
  Net Interest Margin                           $   8,356   4.85%                $   6,289   4.63%                $   5,614   5.15%
                                                =========                        =========                        =========

(1) Interest income on loans includes fee income of $546,000, $121,000 and $127,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company's average total assets increased from $118.8 million in 2001 to $151.7 million in 2002 and $191.5 million in 2003, representing a 27.7% increase during 2002 over 2001, and a 26.2% increase in 2003 over 2002. Average portfolio loans increased from $90.7 million to $115.7 million in 2002 and $151.5 million in 2003, representing a 27.6% and 30.9% increase respectively. In addition the Company's average non-interest bearing demand deposits increased from $20.9 million in 2001 to $26.4 million in 2002 and $36.4 million in 2003, representing a 26.3% and 27.6% increase respectively. The growth came from the Bank's current market share.

         The following table sets forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

         Analysis of Changes in Net Interest Income
         ------------------------------------------

                                                                     Years ended December 31,
                                              ------------------------------------------------------------------------
(Dollars in thousands)                                 2003 over 2002                         2002 over 2001
                                              ---------------------------------      ---------------------------------
                                              Volume        Rate         Total       Volume        Rate         Total
                                              -------      -------      -------      -------      -------      -------
Increase (Decrease)
In Interest Income:
  Loans                                       $ 2,498      $  (428)     $ 2,070      $ 1,843      $(1,503)     $   340
  Investment securities                           (78)        (122)        (200)         130         (274)        (144)
  Federal Funds sold                               30          (19)          11          (21)        (134)        (155)
                                              -------      -------      -------      -------      -------      -------
    Total Increase(Decrease)                  $ 2,450      $  (569)     $ 1,881      $ 1,952      $(1,911)     $    41
                                              -------      -------      -------      -------      -------      -------

Increase (Decrease)
In Interest Expense:
  Interest-bearing Demand                     $     9      $  (304)     $  (295)     $   218      $  (199)     $    19
  Savings Deposits                                  1           (1)           0            3          (13)         (10)
  Certificates of Deposit                         515         (623)        (108)         220       (1,014)        (794)
  Other Borrowings                                262          (45)         217          151            0          151
                                              -------      -------      -------      -------      -------      -------
    Total Increase (Decrease)                 $   787      $  (973)     $  (186)     $   592      $(1,226)     $  (634)
                                              -------      -------      -------      -------      -------      -------
    Net Increase (Decrease)                   $   663      $   404      $ 2,067      $ 1,360      $  (685)     $   675
                                              =======      =======      =======      =======      =======      =======

         Non-interest Income
         -------------------

         The Company's non-interest income consists primarily of service charges on deposit accounts, gain on sale of loans and other service fees. Non-interest income also includes ATM fees earned at various locations. For the year ended December 31, 2003, non-interest income represented 15.09% of the Company's revenues versus 15.07% in 2002, and 12.08% in 2001. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services with compensating balances and the emphasis on core deposits as a significant funding source.

         Total non-interest income increased to $2.0 million in 2003 over $1.6 million in 2002 and $1.3 million in 2001, representing an increase of 25.0% and an increase of 29.4% respectively. The increase in 2003 is directly attributable to the 13.7% increase in the gain from the sale of loans, an increase of 25.2% in other income on fees collected from brokering mortgage loans and an increase of 30.5% in service charges.

         The following table sets forth a summary of non-interest income for the periods indicated.

                                                      Years Ended December 31,
                                                  ------------------------------
(Dollars in thousands)                             2003        2002        2001
                                                  ------      ------      ------
Non-interest Income:
Service Charges                                   $  694      $  531      $  403
Rental Income from Other Real Estate                  15          21          12
Gain on Sale of Guaranteed Loans                     664         584         428
Gain on Sale of Investment Securities                  2          29          69
Other Income                                         603         470         347
                                                  ------      ------      ------
Total Non-interest Income                         $1,978      $1,635      $1,259
                                                  ======      ======      ======

         Non-interest Expense
         --------------------

         Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, advertising and promotion expenses, postage, stationary and supplies expenses, telephone expenses, professional fees, directors' fees and other operating expenses. Non-interest expense for 2003 was $6.5 million compared to $5.8 million for 2002 and $4.9 million in 2001, representing an increase of $652,000 or 11.2% for 2003, and $914,000 or 18.5% for 2002. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth for the year. The increase in occupancy and equipment expense is attributable to the general upgrade of technology systems.

         The following table sets forth a summary of non-interest expense for the periods indicated.

                                                      Years Ended December 31,
                                                  ------------------------------
(Dollars in thousands)                             2003        2002        2001
                                                  ------      ------      ------
Non-interest Expense:

Salaries & Benefits                               $3,068      $2,601      $2,217
Occupancy & Equipment                              1,176       1,110       1,106
Professional Fees                                    480         484         320
Advertising & Promotion                               98         120          82
Postage, Stationery & Supplies                       212         186         178
Telephone                                            157         151         126
Director Fees                                        176         126          58
Other Expense                                      1,131       1,068         848
                                                  ------      ------      ------
Total Non-Interest Expenses                       $6,498      $5,846      $4,935
                                                  ======      ======      ======

         Income Taxes
         ------------

         The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax.

         The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                                Years Ended December 31,
                                       ----------------------------------------
(Dollars in thousands)                   2003             2002           2001
                                       ---------        --------       --------

Tax Provision                          $  1,247         $    630       $    520
Effective Tax Rate                         37.8%            35.1%          33.4%

         Asset Quality
         -------------

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

         The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                    As of December 31,
                               -------------------------------------------------------------
(Dollars in thousands)            2003        2002         2001         2000         1999
                               ---------    ---------    ---------    ---------    ---------
Commercial and Agricultural    $  57,638    $  40,226    $  34,079    $  34,128    $  32,128
Real estate - construction        28,219       33,887       23,561       16,875       15,608
Real estate - commercial          60,174       53,160       36,831       29,703       21,699
Installment & Other               10,823        7,734        3,493        2,729        2,911
Deferred Loan Fees and Costs         284          265          317          209           33
Allowance for Loan Losses         (1,653)      (1,306)      (1,172)      (1,001)        (796)
                               ---------    ---------    ---------    ---------    ---------
Total Net Loans                $ 155,485    $ 133,966    $  97,109    $  82,643    $  71,583
                               =========    =========    =========    =========    =========

         Net portfolio loans have increased $21.5 million or 16.06%, to $155.0 million at December 31, 2003 over $134.0 million at December 31, 2002. Commercial and agricultural loans have increased $17.4 million or 43.3%, real estate construction projects have decreased $5.7 million or 16.7%, real estate commercial loans have increased by $7.0 million or 13.2% and installment loans have increased by $3.1 million or 40.0% over 2002. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 37.1% of total loans, real estate construction loans of 18.1%, commercial and residential real estate loans at 38.7%, and 7.0% for installment loans.

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

         The following table sets forth a summary of the Company's nonperforming loans and other assets as of the dates indicated:

                                                     As of December 31,
                                           -------------------------------------
(Dollars in thousands)                     2003    2002    2001    2000    1999
                                           -----   -----   -----   -----   -----
Nonaccrual loans                           $ -0-   $ 199   $ 585   $ 744   $  47
90 days past due and  still  accruing
interest                                     -0-     -0-     -0-     -0-      16
Other Real Estate Owned                      -0-      49     182     151      29

         The Company's nonaccrual loans decreased from $199,000 to $0.00 during 2003. Other real estate owned ("OREO") decreased to $-0- in 2003 from $49,000 in 2002. The charge offs of $195,000 accounted for most of the decrease in nonaccrual loans.

         The Company assigns all loans a credit risk rating and monitors ratings for accuracy. The aggregate credit risk ratings are used to determine the allowance for loan losses. Management reviews the credit risk report with the Director Loan Committee on a weekly basis as well as with the full Board monthly.

         The following table sets forth the maturity distribution of the Company's loans outstanding as of December 31, 2003, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                        After One
                                           Within      through Five    After Five
(Dollars in thousands)                     One Year       Years          Years         Total
                                           --------    ------------    ----------    --------
Commercial and agricultural loans          $ 33,765    $     18,325    $    5,548    $ 57,638
Construction Loans                           24,334           3,885            --      28,219
                                           --------    ------------    ----------    --------
Total                                      $ 58,099    $     22,210    $    5,548    $ 85,857
                                           ========    ============    ==========    ========

Loans due after one year with:
Fixed Rates                                            $     12,460    $    2,718    $ 15,178
Variable Rates                                                9,750         2,829      12,579
                                                       ------------    ----------    --------

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

         The Company's principal lines of lending are (i) commercial and agricultural, (ii) real estate construction and (iii) commercial and residential real estate. The primary sources of repayment of the Company's commercial loans are the borrowers' conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Company's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Company's service area. The Company manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Company's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and periodic reviews by a consultant of the Company's credit administration policies.

         The principal source of repayment of the Company's real estate construction loans is the sale of the underlying collateral or the availability of permanent financing from the Company or other lending source. The principal risks associated with real estate construction lending include project cost overruns in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns. The Company manages its credit risk associated with real estate construction lending by establishing loan-to-value ratios and loan-to-cost ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Company requires a loan-to-value ratio of not more than 80% on single family residential construction loans.

         The principal source of repayment of the Company's real estate mortgage loans is the borrowers' operating cash flow. Similar to commercial loans, the principal factors affecting the Company's risk of loss in real estate mortgage lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Company's service area. The Company manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower's cash flow to loan repayment terms.

         The Company's specific underwriting standards and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Company's underwriting criteria are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The Company's credit administration policies contain mandatory lien position and debt service coverage requirements, and the Company generally requires a guarantee from 20% or more owners of its corporate borrowers.

         The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions. In management's opinion the estimated charge-offs by loan category for the year ended December 31, 2004 are: $200,000 for commercial and agriculture, $20,000 for installment and none for real estate construction or real-estate mortgage.

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

          The provision for loan losses increased to $536,000 for 2003 from $286,000 in 2002. The increase in the amount of the provision is a direct result of the Company's growth in loans during 2003 as well as in-depth analysis of the loan portfolio and the loan loss history of the Company. Net charge-offs were $195,000 or .13% of average loans during 2003. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

         The following table summarizes the activity in the ALL for the periods indicated.

                                                      Years Ended December 31,
                                   -------------------------------------------------------
(Dollars in thousands)               2003       2002        2001        2000        1999
                                   -------     -------     -------     -------     -------

Beginning Balance:                 $ 1,306     $ 1,172     $ 1,001     $   796     $   568

Provision for loan losses              536         286         383         300         331
Charge-offs:
  Commercial                           (90)       (171)       (226)        (70)        (24)
  Real Estate                          (--)        (--)        (--)        (--)        (--)
  Other                               (105)        (28)         (2)        (26)        (79)
                                   -------     -------     -------     -------     -------
Total Charge-offs                     (195)       (199)       (228)        (96)       (103)
                                   -------     -------     -------     -------     -------
Recoveries:
  Commercial                             1          --          16          --          --
  Other                                  5          47          --           1          --
                                   -------     -------     -------     -------     -------
Total Recoveries                         6          47          16           1          --
                                   -------     -------     -------     -------     -------

Ending Balance                     $ 1,653     $ 1,306     $ 1,172     $ 1,001     $   796
                                   =======     =======     =======     =======     =======

ALL to total loans                   1.06%         .97%       1.19%       1.20%      1.10%
Net Charge-offs to average loans      .12%         .13%        .23%        .12%       .15%

Investment Portfolio

         The Company classifies its investment securities as "held-to-maturity" or "available-for-sale" at the time of investment purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold "held-to-maturity" investments to maturity. The Company does not engage in trading activities.

         Investment securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as accumulated other comprehensive income or loss, in a separate component of shareholder's equity. Gain or loss on sale of investment securities is based on the specific identification method.

         Investment securities held-to-maturity at December 31, 2003, consisted of mortgage-backed securities totaling $181,000 with a remaining contractual maturity of 11 to 18 years and a weighted-average yield to maturity of 6.55%.

         The following table summarizes the contractual maturities of the Company's investment securities held as available-for-sale at their carrying value and their weighted-average yields at December 31, 2003. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                             Within One Year       One to Five Years     Ten Years And Over          Total
                             -----------------     -----------------     ------------------    -----------------
(Dollars in thousands)       Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
                             -------     -----     -------     -----     -------     -----     -------     -----

U.S. Government & Agencies   $ 2,020      0.89%    $ 1,549      2.97%    $ 1,145      4.52%    $ 4,714      2.45%
Obligations of State
  and Political Subs             619      3.71%      1,143      4.67%      3,533      3.49%      5,295      3.77%
Equity Securities                                                            595      3.37%        595      3.37%
Other Securities                 651      4.59%        570      6.35%                            1,221      5.42%

Total                        $ 3,290      2.15%    $ 3,262      4.16%    $ 5,273      3.32%    $11,825      3.37%
                             =======      ====     =======      ====     =======      ====     =======      ====

         The following table summarizes the carrying value of the Company's available for sale investment securities held on the dates indicated.

                                                   Years Ended December 31
                                             -----------------------------------
(Dollars in thousands)                         2003         2002           2001
                                             -------       -------       -------

U.S. Government & Agencies                   $ 4,714       $ 4,546       $ 4,314
Municipal Obligations                          5,295         6,097         5,436
Corporate and Other Bonds                      1,816         1,832           682
                                             -------       -------       -------
Total                                        $11,825       $12,475       $10,432
                                             =======       =======       =======

         Deposit Structure
         -----------------

         The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposit, savings and checking accounts.

         The following table sets forth the remaining maturities of certificates of deposit at December 31, 2003.

                                                  Deposit Maturity Schedule
                                             -----------------------------------
(Dollars in thousands)                       Under $100,000        Over $100,000
                                             -------------         -------------

Three Months or less                           $ 9,758                $16,847
Over three through six months                   11,194                 10,947
Over six through twelve months                  11,389                 11,751
Over twelve months                                 571                  6,248
                                               -------                -------
Total                                          $32,912                $44,793
                                               =======                =======

         Liquidity
         ---------

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

         Because estimates of the liquidity need of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $36.0 million or 20.0% of total assets at December 31, 2003, $17.3 million or 14.3% of total assets at December 31, 2002 and $25.2 million or 22.2% of total assets at December 31, 2001. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

         Capital Resources
         -----------------

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

         As of December 31, 2003, the most recent notification by the Federal Reserve Bank of San Francisco (FRBSF) categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Company's and the Bank's risk-based capital ratios are presented below.

Pacific State Bancorp
                                         December 31, 2003     December 31, 2002
                                         -----------------     -----------------

Total Risk-Based Capital                       11.6%                 11.4%
Tier 1 Capital to Risk-Based Assets            10.1%                  9.4%
Tier 1 Capital to Average Assets
  (Leverage ratio)                              8.3%                  8.1%

Pacific State Bank
                                                                                      For Bank
                                                                                     to be well
                                         December 31, 2003     December 31, 2002     capitalized
                                         -----------------     -----------------     -----------

Total Risk-Based Capital                       11.1%                 11.0%            > 10.00%
Tier 1 Capital to Risk-Based Assets            10.1%                 10.1%            >  6.00%
Tier 1 Capital to Average Assets
  (Leverage ratio)                              8.2%                  8.9%            >  5.00%

Certain Contractual Obligations

         The following chart summarizes certain contractual obligations of the Company as of December 31, 2003:

                                                             Less than                          More than
                                                   Total     one year    1-3 years   3-5 years   5 years
                                                 ---------- ----------- ----------- ---------- -----------
Subordinated Debentures, floating rate
  of 4.62% payable June 26, 2032                    $5,155                                         $5,155
FHLB Loan fixed rate of 1.47%, payable
  on December 10, 2004                               1,000       1,000                              1,000
FHLB Loan fixed rate of 2.79%, payable
  on December 10, 2005                               4,000                   4,000                  4,000
                                                 ---------- ----------- ----------- ---------- -----------
Total                                              $10,155      $1,000      $4,000         $0     $10,155
                                                 ========== =========== =========== ========== ===========

Impact of Inflation

         Inflation affects the Company's financial position as well as its operating results. It is management's opinion that the effects of inflation on the financial statements have not been material.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents the summary unaudited results for the stated eight quarters:

(Dollars in thousands, except per share)
                                                      2003                                                2002
                                ---------------------------------------------      ---------------------------------------------
Net Income Per Common Share:
  Diluted                       $ 0.24       $ 0.27       $ 0.30       $ 0.36      $ 0.12        $ 0.21        $ 0.10     $ 0.25
  Basic                         $ 0.25       $ 0.28       $ 0.31       $ 0.58      $ 0.13        $ 0.22        $ 0.11     $ 0.26

                                  1st          2nd          3rd          4th         1st           2nd           3rd        4th
                                -------      -------      -------      -------     -------       -------       -------    -------

Interest income                 $ 2,548      $ 2,713      $ 2,908      $ 2,948     $ 2,024       $ 2,284       $ 2,369    $ 2,558
Net interest income               1,795        2,011        2,235        2,315       1,316         1,576         1,577      1,820
Provision for loan losses           122          138          138          138          77            81            82         46
Total non-interest income           536          394          414          633         397           434           330        474
Total non-interest expense        1,579        1,527        1,648        1,744       1,332         1,390         1,571      1,551
Income before taxes                 630          741          864        1,066         304           538           254        697
Net Income                          406          476          530          641         200           352           174        437

      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ---------------------------------------------------------------------

         There is only a limited trading market for the Company's Common stock, which is not listed on any exchange. Hoefer & Arnett (San Francisco) is the Company's primary market maker. Trading information is available via the internet on the OTC Bulletin Board (www.otcbb.com), under the symbol PSBC.OB.

         The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information provided by Yahoo.com Historical Quotes. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

                                             Sales Price
                                       ------------------------
Quarter Ended:                          High              Low            Volume
--------------                         -------          -------          -------

March 31, 2003                          $8.750           $8.000          18,150
June 30, 2003                          $11.500           $8.550           8,050
September 30, 2003                     $13.000          $10.000          19,400
December 31, 2003                      $16.250          $12.250          74,943

March 31, 2002                         $ 9.500          $ 7.250          16,600
June 30, 2002                          $ 9.500          $ 7.500          47,600
September 30, 2002                     $ 9.065          $ 7.375          26,000
December 31, 2002                      $ 9.500          $ 8.050           7,600

         As of March 15, 2004, there were approximately 330 holders of record of the common stock of the Company.

         The Company's primary source of cash is dividends from the Bank. The Bank's ability to pay dividends is subject to certain regulatory requirements. The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders' during the same three-year period. As of December 31, 2003, the Bank had $4,198,000 in retained earnings available for dividends to shareholders.

         The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

----------------------------------------------------------------------------------------------------------
Company and Bank Officers
-------------------------

Steven A. Rosso                                         Noella Erichson
President & Chief Executive Officer                     Assistant Vice President & Credit Administration

Gary A. Stewart                                         Dedra Davies
Executive Vice President & Chief Credit Officer         Assistant Vice President & Branch Manager - Arnold

JoAnne Roberts                                          Theresa Victor
Vice President & Chief Financial Officer                Assistant Controller

Bank Officers                                           Jamie Holland
------------                                            Lending Services Officer - March Lane

Laura Maffei                                            Suzanne Fedi
Senior Vice President & Manager - Tracy                 Operations Officer - Stockton Main

Linda Ogata                                             Lori Menchaca
Senior Vice President & Manager - March Lane            Operations Officer - Arnold

Rick Simas                                              Michelle Hendrix
Senior Vice President & Regional Manager -              Operations Officer - Groveland
Stanislaus & Tuolumne Counties
                                                        Joanne Israel
Ron Aschwanden                                          Operations Officer - Angles Camp
Senior Vice President & Regional Manager -
Calaveras County                                        Shelly Urbanek
                                                        Operations Officer - Tracy
Patrick MacDonald
Vice President &  Manager - Stockton Main               Pamela Goodman
                                                        Operations Officer - Modesto
Allen Hafizi
Vice President & Note Department Manager

Glenn Scott
Vice President & MIS Director

Douglas van den Enden
Vice President & Commercial Loan Officer

Nick Hodgson
Vice President & Loan Officer

Sylvia Hanania
Vice President & Senior Operations Officer -
Stockton Main

Janita Cavanaugh
Assistant Vice President & Controller
---------------------------------------------------------------------------------------------------------

Board Of Directors
------------------

Harold Hand, M.D.
Chairman of the Board
Owner, Stockton, Eye Surgery

Steven A. Rosso
President & Chief Executive Officer
Pacific State Bancorp & Pacific State Bank

Michael L. Dalton, C.P.A.
Partner, Dalton & Lagorio, C.P.A.

Maxwell M. Freeman
Freeman, D'Auito, Pierce & Gurev
A Professional Law Corporation

Patricia A. Hatton, M.D.
Gynecologist

Gary A. Stewart
Executive Vice President & Chief Credit Officer
Pacific State Bancorp & Pacific State Bank

Steven J. Kikuchi
Landscape Architect

Kathleen M. Verner
Vice President
Verner Construction

Yoshikazu Mataga
Owner, Mataga Buick Pontiac & GMC
Mataga Cadillac
Tracy Pontiac Cadillac & GMC

Phillip B. Wallace
Chairman
Western Empire