Form 10-Q
period 2004-03-31
PACIFIC STATE BANCORP
filed 2004-05-17
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2004


                         Commission file number: 0-49892


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


                     1899 W. March Lane, Stockton, CA 95207
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                      Yes [ ]                     No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

       Title of Class                 Shares outstanding as of May 5, 2004
       --------------                 ------------------------------------
        Common Stock                                1,704,201
        No Par Value

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              PACIFIC STATE BANCORP
                           Consolidated Balance Sheet

                                                                        March 31,      December 31,
Assets                                                                    2004             2003
------                                                               --------------   --------------
                                                                       (Unaudited)
Cash and due from banks                                              $    8,782,404   $    5,317,323
Federal funds sold                                                               --        7,456,000
Interest-bearing deposits in banks                                        4,100,000        4,000,000
Investment securities (market value of $11,835,871 in 2004 and
$12,096,100 in 2003)                                                     12,651,600       12,106,562
Loans, less allowance for loan losses of $1,742,853 in 2004 and
$1,652,583 in 2003                                                      167,945,842      155,484,998
Bank premises and equipment, net                                          9,576,497        8,755,992
Accrued interest receivable and other assets                              8,011,120        7,803,318
                                                                     --------------   --------------
                 Total assets                                        $  211,067,463   $  200,924,193
                                                                     ==============   ==============
Liabilities and Shareholders' Equity
------------------------------------

Deposits:
  Non-interest bearing                                               $   40,022,067   $   40,400,662
  Interest bearing                                                      141,814,722      135,891,546
                                                                     --------------   --------------
     Total deposits                                                     181,836,789      176,292,208
Short-term borrowings                                                     1,000,000        1,000,000
Long-term borrowings                                                      4,000,000        4,000,000
Subordinated debentures                                                   8,764,000        5,155,000
Accrued interest payable and other liabilities                            1,297,380        1,018,450
                                                                     --------------   --------------
             Total liabilities                                          196,898,169      187,465,658

Shareholders' equity:
  Preferred stock - no par value; 4,000,000 shares authorized;
   none issued and outstanding                                                   --               --
  Common stock - no par value; 24,000,000 shares authorized;
   shares issued and outstanding 1,701,661 in 2004 and 1,688,828
   in 2003                                                                6,996,108        6,936,786
Retained earnings                                                         7,115,127        6,456,766
Accumulated other comprehensive income                                       58,059           64,983
                                                                     --------------   --------------
                 Total shareholders' equity                              14,169,294       13,458,535
                                                                     --------------   --------------
                 Total liabilities and shareholders' equity          $  211,067,463   $  200,924,193
                                                                     ==============   ==============

       See notes to unaudited condensed consolidated financial statements


                              Pacific State Bancorp
                               Statement of Income
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                         2004           2003
                                                                     ------------   ------------
Interest income:
  Interest and fees on loans                                         $  2,851,246   $  2,386,784
  Interest on Federal funds sold                                            2,473         42,915
  Interest on investment securities
     Taxable                                                               55,596         70,287
     Exempt from Federal income taxes                                      46,549         47,985
                                                                     ------------   ------------
         Total interest income                                          2,955,864      2,547,971

Interest expense:
  Interest on deposits                                                    494,618        664,109
  Interest on borrowings                                                   33,134         31,340
  Interest on subordinated debentures                                      60,202         57,634
                                                                     ------------   ------------
         Total interest expense                                           587,954        753,083
                                                                     ------------   ------------
         Net interest income                                            2,367,910      1,794,888

Provision for loan losses                                                  90,000        122,000
                                                                     ------------   ------------
         Net interest income after provision for loan losses            2,277,910      1,672,888
                                                                     ------------   ------------
Non-interest income:
  Service charges                                                         253,509        151,558
  Other fee income                                                        163,602        146,070
  Rental income from other real estate                                         --          4,860
  Gain from sale of loans                                                  54,251        233,839
                                                                     ------------   ------------
         Total non-interest income                                        471,362        536,327

Other expenses:
  Salaries and employee benefits                                          850,307        768,161
  Occupancy                                                               154,592        154,397
  Furniture and equipment                                                 113,284        123,292
  Other                                                                   586,828        533,491
                                                                     ------------   ------------
         Total other expenses                                           1,705,011      1,579,341
                                                                     ------------   ------------
         Income before income taxes                                     1,044,261        629,874

Income tax expense                                                        385,900        223,900
                                                                     ------------   ------------
         Net income                                                  $    658,361   $    405,974
                                                                     ============   ============
Basic earnings per share                                             $       0.39   $       0.25
                                                                     ============   ============
Diluted earnings per share                                           $       0.36   $       0.24
                                                                     ============   ============
Weighted average common shares outstanding                              1,692,355      1,646,790
Weighted average common and common equivalent shares outstanding        1,825,441      1,719,112

       See notes to unaudited condensed consolidated financial statements


                     Pacific State Bancorp and Subsidiaries
                             Statement of Cash Flows
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2004           2003
                                                                          ------------   ------------
Cash flows from operating activities:
  Net income                                                              $    658,361   $    405,974
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                   90,000        122,000
    Deferred loan origination fees and costs, net                               68,741         18,339
    Depreciation and amortization                                               95,734        194,721
    Net loss on sale of available-for-sale investment
     securities                                                                                (2,116)
    Decrease in accrued interest receivable and other assets                  (226,785)      (112,000)
    Increase in accrued interest payable and
     other liabilities                                                         278,928        372,954
                                                                          ------------   ------------
         Net cash provided by operating activities                             964,979        999,872
                                                                          ------------   ------------
Cash flows from investing activities:
  Net increase in interest-bearing deposits                                   (100,000)            --
  Proceeds from sale of available-for-sale investment securities                    --        494,134
  Purchases of available-for-sale investment securities                       (747,025)            --
  Proceeds from principal repayments from available-for-sale
   mortgage-backed securities                                                  188,988         89,778
  Proceeds from principal repayments from held-to-maturity
   mortgage-backed securities                                                       --          5,478
  Net decrease in loans                                                    (12,619,585)    (6,349,784)
  Proceeds from sale of other real estate                                           --        (81,285)
  Purchases of bank premises and equipment                                    (891,180)      (852,261)
  Net liabilities assumed in the acquisition of CB&T branch                         --             --
                                                                          ------------   ------------
         Net cash used in investing activities                             (14,168,802)    (6,693,940)
                                                                          ------------   ------------
Cash flows from financing activities:
  Net (decrease) increase in demand, interest-bearing
   and savings deposits                                                     (4,247,112)     1,181,778
  Net increase (decrease) in time deposits                                   9,791,693      7,842,490
  Proceeds from the issuance of subordinated debentures                      3,609,000             --
  Proceeds from stock options exercised                                         59,323         30,065
                                                                          ------------   ------------
  Net cash provided by financing activities                                  9,212,904      9,054,333
                                                                          ------------   ------------
  Increase in cash and cash equivalents                                     (3,990,919)     3,360,265
Cash and cash equivalents at beginning of year                              12,773,323     23,465,668
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                $  8,782,404   $ 26,825,933
                                                                          ============   ============

       See notes to unaudited condensed consolidated financial statements

                              Pacific State Bancorp
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 2004 may not necessarily be indicative of the operating results for the full year.

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

2.  STOCK-BASED COMPENSATION

As of March 31, 2004, the Company had one stock-based employee compensation plan, the Pacific State Bancorp 1997 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                  For the Three Months Ended
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Net income, as reported                          $    658,361   $    405,974
Deduct:  Total stock-based employee
 compensation expense determined
 Under the fair value method
 for all awards, net of related tax effects            66,097          9,552
                                                 ------------   ------------
Net Income, Proforma                                  592,264        396,422
                                                 ============   ============

Basic earning per share - as reported            $       0.39   $       0.25
Basic earning per share - pro forma              $       0.35   $       0.24

Diluted earnings per share - as reported         $       0.36   $       0.24
Diluted earnings per share - pro forma           $       0.34   $       0.23

3. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options

4. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income. Other comprehensive income, net of taxes, is comprised of the unrealized gains on available-for-sale investment securities. The following table shows comprehensive income and it's components for the periods indicated:

                                                     Three Months Ended
                                                 ---------------------------
                                                   3/31/04        3/31/03
                                                 ------------   ------------
         Net Income                              $    658,361        405,974
         Other Comprehensive Income:
           Change in unrealized gain on
            available for sale securities              58,059         64,983
           Reclassification adjustment                      0              0
                                                 ------------   ------------
         Total Other Comprehensive Income              58,059         64,983
         Total Comprehensive Income                   716,420        470,957
                                                 ============   ============

5. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $42,474,000 and letters of credit of $649,000 at March 31, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2004.

Approximately $17,168,000 of the loan commitments outstanding at March 31, 2004 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

6. STOCK SPLIT

On September 18, 2003 the Company's board of directors declared a two-for-one split of the authorized and outstanding common shares, payable to shareholders of record on September 30, 2003. All references to share and per share data included in these unaudited condensed consolidated financial statements have been restated as if the stock split was effected on the first day of all periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PACIFIC STATE BANCORP

The following is management's discussion and analysis of the significant changes in Pacific State Bancorp (the "Company") balance sheet accounts between March 31, 2004 and December 31, 2003 and its income and expense accounts for the three month period ended March 31, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

In addition to the historical information contained herein, this report on Form 10-Q contains certain forward-looking statements. The reader of this report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits, competition effects, fee and other noninterest income earned, general economic conditions, nationally, regionally and in the operating market areas of the Company and its subsidiaries, changes in the regulatory environment, changes in business conditions and inflation, changes in securities markets, data processing problems, a decline in real estate values in the Company's market area, the effects of terrorism, the threat of terrorism or the impact of potential military conflicts and the conduct of the war on terrorism by the United States and its allies, as well as other factors. This entire report should be read to put such forward-looking statements in context. To gain a more complete understanding of the uncertainties and risks involved in the Company's business, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2004 had 60 employees, including 26 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank's main office is located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California.

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

Trust Subsidiaries

The Company during 2002 and 2004 established business trust subsidiaries (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures (the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicle are guaranteed by the Company. See note 8 in the company's consolidated financial statement.

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

The Bank is an approved Small Business Administration and 504 lender, FarmerMac I and II, USDA, USDA Part-time Farmer Program, FHA and VA lender and California Capital lender. The Bank is a national leader in the underwriting of U.S. Department of Agriculture business and industry loans, as well as, a Preferred Lender for this program.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company employs a comprehensive methodology for estimating inherent losses consistent with SFAS 5 and SFAS 114; however, actual losses could vary significantly from these estimates. For further discussion, see "Allowance for Loan Losses (ALL)'.

Results of Operations

Period Ended March 31, 2004 Compared to Period Ended March 31, 2003

Net income for the three month period ended March 31, 2004, was $658,361 representing an increase of $252,387, or 62.17%, over net income of $405,974 for the three month period ended March 31, 2003. A contributing factor to the increase in net income was an increase in service charge income of 67.27%. The increase in service charge income is the result of a new overdraft protection product offered by the bank.

Return on average assets (ROA) was 1.31% and return on average common equity
(ROE) was 19.43% for the three month period ended March 31, 2004 compared with 0.90% and 14.05% respectively in 2003. Diluted earnings per share for 2004 and 2003 were $0.36 and $0.24, respectively, an increase of 50%. The increase in earnings per share was due to the increase in net income.

Net Interest Income

The primary source of income for the Company is derived from net interest income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds.

Net interest income increased to $2.4 million for the three month period in 2004 versus $1.8 million in 2003 representing a 31.9% increase. The average balance of total earning assets during 2004 increased 8.6% to $181.2 million from $164.5 million. Average loan balances outstanding during 2004 increased $25.4 million or 18.62%, Average balances of investments and federal funds sold decreased by $11.3 million or 40.5%. The average yields on loans and federal funds sold in 2004 were lower by 17 and 11 basis points respectively, while the average yield on securities decreased by 1.34 basis points.

Total interest expense decreased to $588,000 in 2004, from $753,000 for 2003, representing a 21.9% decrease. Average balances of interest-bearing liabilities increased to $138.2 million from $129.3 million for the period ended March 31, 2004, or 6.9%.

Average certificates of deposit increased to $81.8 million in 2004 from $72.9 million in 2003, a 12.2% increase. The average rate paid on certificates of deposit during 2004 decreased 112 basis points, while the overall average rate paid on interest bearing deposits and borrowings decreased 52 basis points to 1.17% from 1.69% for 2003.

The Company's net interest margin (net interest income divided by average earning assets) was 4.75% in 2004 and 4.38% in 2003. The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $573,000 (31.9%) in net interest income for the period ended March 31, 2004 over 2003.

Non interest Income

The Company's non-interest income consists primarily of service charges on deposit accounts, gain on sale of loans and other service fees. Non-interest income also includes ATM fees earned at various locations. For the three month period ended March 31, 2004, non-interest income represented 13.75% of the Company's revenues versus 17.39% in 2003. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services.

Total non-interest income decreased to $471,000 for the three months ended March 31, 2004 over $536,000 million in 2003, representing a decrease of 12.1%.

The following table sets forth a summary of non-interest income for the periods indicated.

                                                 ----------     ----------
Three Month Period Ended March 31,                  2004           2003
(Dollars in thousands)                           ----------     ----------

Non-interest Income:
Service Charges                                  $      254     $      151
Rental Income from Other Real Estate                     --              5
Gain on Sale of Guaranteed Loans                         54            234
Other Income                                            163            146
                                                 ----------     ----------
Total Non-interest Income                        $      471     $      536
                                                 ==========     ==========

Non-interest Expense

Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Non-interest expense for the three month period ended March 31, 2004 was $1.70 million compared to $1.58 million for 2003 an increase of 8.0% for 2004. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth for the year.

The following table sets forth a summary of non-interest expense for the periods indicated.

                                                 ----------     ----------
Three Month Period Ended March 31,                  2004           2003
                                                 ----------     ----------
Non-interest Expense:
Salaries & Benefits                              $      850     $      768
Occupancy                                               155            154
Furniture and Equipment                                 113            123
Other Expense                                           587            534

Total Non-Interest Expenses                      $    1,705     $    1,579
                                                 ==========     ==========

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

The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                                 ----------     ----------
Three Month Period Ended March 31,                  2004           2003
(Dollars in thousands)                           ----------     ----------

Tax Provision                                    $      386     $      224
Effective Tax Rate                                     36.9%          35.5%

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                  March 31,     December 31,
                                                 ----------     ----------
                                                    2004           2003
                                                 ----------     ----------
dollars in thousands

Commercial and Agricultural                      $   66,069     $   57,638
Real estate-construction                             31,780         28,219
Real estate -commercial                              59,874         60,174
Installment & Other                                  11,751         10,823
Deferred Loan Fees and Costs                            215            284
Allowance for Loan and Lease Losses                  -1,743         -1,653

Total Net Loans                                  $  167,946     $  155,485
                                                 ==========     ==========

Net portfolio loans have increased $12.5 million or 8.01%, to $167.9 million at March 31, 2004 over $155.5 million at December 31, 2003. Commercial and agricultural loans have increased $8.4 million or 14.62%, real estate construction projects have increased $3.6 million or 12.62%, real estate commercial loans have decreased by $330,000.or 0.50% and installment loans have increased by 928,000 or 8.57% over December 31, 2003. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 39.0% of total loans, real estate construction loans of 18.9%, commercial and residential real estate loans at 35.2%, and 6.9% for installment loans.

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

There were no non-accrual loans or other real estate owned at March 31, 2004 and December 31, 2003.

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

The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan losses. When a loan is deemed uncollectable, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of a number of factors including (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) monthly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' businesses, valuation of collateral, the determination of impaired loans and exposure to potential losses.

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

The provision for loan losses decreased to $90,000 for 2004 versus $122,000 in 2003. The decrease in the amount of the provision is a direct result of the Company's in-depth analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                                    Three Months Ended
(Dollars in thousands)                                   March 31,
                                                 -------------------------
                                                    2004           2003
                                                 ----------     ----------
Beginning Balance:                               $    1,653     $    1,306
Provision for loan losses                                90            122
Charge-offs:
       Commercial                                         0              0
       Real Estate                                        0              0
       Other                                              0            -10
                                                 ----------     ----------
Total Charge-offs                                         0            -10
                                                 ----------     ----------
Recoveries:
       Commercial                                         0              0
       Other                                              0              1
                                                 ----------     ----------
Total Recoveries                                          0              1
                                                 ----------     ----------

Ending Balance                                   $    1,743     $    1,419
                                                 ==========     ==========
ALLL to total loans                                    1.05%          1.00%
Net Charge-offs to average
 loans-annualized                                       0.0%          0.01%


Balance Sheet Analysis

Total assets increased by 5.05% from December 31, 2003 to March 31, 2004. The increase in total assets was a result of an increase in deposits from $176.3 million to $181.8 million. Net loans during this period increased from $155.5 million to $167.9 million and investments increased from $12.1 million to $12.7 million.

Non-performing assets (including nonaccrual loans, loans 90 days past due and other real estate owned) totaled $0.0 at March 31, 2004, compared to $0.0 on December 31, 2003 and $349,000 on March 31, 2003. The ratio of non-performing assets to total loans was nil at March 31, 2004, nil at December 31, 2003 and ..25% at March 31, 2003.

The allowance for loan losses was $1.74 million at March 31, 2004, compared to $1.65 million at December 31, 2003 and $1.42 million at March 31, 2003. The provision for loan losses was $90,000 for the three months ended March 31, 2004 versus $122,000 for the same period in 2003. Net charge-offs were nil for the first three months of 2004, compared to $9,000 for the first three months of 2003.

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

Because estimates of the liquidity need of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $25.3 million or 12.01% of total assets at March 31, 2004 compared to $28.7 million or 14.28% of total assets at December 31, 2003. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

As of March 31, 2004 the most recent notification by the Federal Reserve Bank of San Francisco (FRBSF) categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's risk-based capital ratios are presented below.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                        For Capital                Prompt Corrective
                                            Actual                   Adequacy Purposes             Action Provisions
                                  ---------------------------   ---------------------------   ---------------------------
                                                                  Minimum        Minimum        Minimum        Minimum
                                     Amount          Ratio         Amount         Ratio          Amount         Ratio
                                  ------------   ------------   ------------   ------------   ------------   ------------
Company
As of March 31, 2004:
  Total capital
    (to risk weighted assets)     $     23,300          13.44%  $     13,867           8.00%           N/A            N/A
  Tier I capital
    (to risk weighted assets)     $     18,752          10.82%  $      6,933           4.00%           N/A            N/A
  Tier I capital
    (to average assets)           $     18,752           9.32%  $      8,051           4.00%           N/A            N/A

As of December 31, 2003:
  Total capital
    (to risk weighted assets)     $     19,125           11.6%  $     13,239           8.00%           N/A            N/A
  Tier I capital
    (to risk weighted assets)     $     16,782           10.1%  $      6,619           4.00%           N/A            N/A

 * The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.

ITEM 4.    Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this report, of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c15(e) or 15d-15(e))), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

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


                                       Pacific State Bancorp

Date: May 14, 2004                     BY: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer


                                       Pacific State Bancorp

Date: May 14, 2004                     BY: /s/ JOANNE ROBERTS
                                           -------------------------------------
                                           JoAnne Roberts
                                           Vice President and Chief Financial
                                           Officer

                                    EXHIBITS

31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32    Certification pursuant to section 906 of the Sarbanes-Oxley Act.