Form 10-Q
period 2004-06-30
PACIFIC STATE BANCORP
filed 2004-08-16
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2004
                         Commission file number: 0-49892


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

                       Yes [ ]                          No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

       Title of Class               Shares outstanding as of August 4, 2004

        Common Stock                               1,720,611
        No Par Value

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              PACIFIC STATE BANCORP
                           Consolidated Balance Sheet

                                                                       June 30        December 31,
Assets                                                                   2004             2003
------                                                              -------------    -------------
                                                                     (Unaudited)
Cash and due from banks                                             $  12,532,418    $   5,317,323
Federal funds sold                                                      8,371,000        7,456,000
Interest -bearing deposits in banks                                     2,000,000        4,000,000
Investment securities (market value of $16,958,029 in 2004 and
$12,096,100 in 2003)                                                   17,158,830       12,106,562
Loans, less allowance for loan losses of $1,874,070 in 2004 and
$1,652,583 in 2003                                                    176,226,667      155,484,998
Bank premises and equipment, net                                        9,558,266        8,755,992
Accrued interest receivable and other assets                            8,342,214        7,803,318
                                                                    -------------    -------------
                  Total assets                                      $ 234,189,395    $ 200,924,193
                                                                    =============    =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
    Non-interest bearing                                            $  48,375,920    $  40,400,662
    Interest bearing                                                  155,992,297      135,891,546
                                                                    -------------    -------------
        Total deposits                                                204,368,217      176,292,208
Short-term borrowings                                                   1,000,000        1,000,000
Long-term borrowings                                                    4,000,000        4,000,000
Subordinated debentures                                                 8,764,000        5,155,000
Accrued interest payable and other liabilities                          1,276,082        1,018,450
                                                                    -------------    -------------
        Total liabilities                                             219,408,299      187,465,658

Shareholders' equity:

    Preferred stock - no par value; 4,000,000 shares authorized;
     none issued and outstanding                                               --               --
    Common stock - no par value; 24,000,000 shares authorized;
    shares issued and outstanding 1,701,661 in 2004 and 1,688,828
    in 2003                                                             7,010,603        6,936,786
Retained earnings                                                       7,890,974        6,456,766
Accumulated other comprehensive (loss) income                            (120,481)          64,983
                                                                    -------------    -------------
                  Total shareholders' equity                           14,781,096       13,458,535
                                                                    -------------    -------------
                  Total liabilities and shareholders' equity        $ 234,189,395    $ 200,924,193
                                                                    =============    =============

See notes to unaudited condensed consolidated financial statements

                              Pacific State Bancorp
                        Consolidated Statement of Income
                                   (Unaudited)


                                                 For the Three Months Ended     For the Six Months Ended
                                                          June 30,                      June 30,
                                                ---------------------------   ---------------------------
                                                    2004           2003           2004           2003
                                                ------------   ------------   ------------   ------------
Interest income:
    Interest and fees on loans                  $  3,042,250   $  2,576,354   $  5,893,496   $  4,963,138
    Interest on federal funds sold                    12,527         25,346         15,000         68,261
    Interest on investment securities                126,068        111,544        228,213        229,816
                                                ------------   ------------   ------------   ------------
                  Total interest income            3,180,845      2,713,244      6,136,709      5,261,215

Interest expense:
    Interest on deposits                             581,814        609,841      1,076,432      1,273,948
    Interest on borrowings                            31,379         31,688         64,513         63,028

     Interest on subordinated debentures              89,402         60,566        149,604        118,200
                                                ------------   ------------   ------------   ------------
                  Total interest expense             702,595        702,095      1,290,549      1.455,176
                                                ------------   ------------   ------------   ------------
                  Net interest income              2,478,250      2,011,149      4,846,160      3,806,039
Provision for loan losses                            138,000        138,000        228,000        260,000
                                                ------------   ------------   ------------   ------------
                  Net interest income after
                  provision for loan losses        2,340,250      1,873,149      4,618,160      3,546,039
                                                ------------   ------------   ------------   ------------
Non-interest income:
   Service charges                                   351,356        156,591        604,865        308,149
   Other fee income                                  330,034        158,310        493,636        304,380
   Rental income from other real estate                   --          4,860             --          9,720
   Gain from sale of loans                            18,498         74,710         72,749        308,549
                                                ------------   ------------   ------------   ------------
                  Total non-interest income          699,888        394,471      1,171,250        930,798
Other expenses:
   Salaries and employee benefits                    877,408        709,916      1,727,715      1,478,077
   Occupancy                                         181,073        174,760        335,665        329,157
   Furniture and equipment                           114,807        115,795        228,091        239,087
   Other                                             600,453        526,545      1,187,281      1,060,138
                                                ------------   ------------   ------------   ------------
                  Total other expenses             1,773,741      1,527,016      3,478,752      3,106,459
                                                ------------   ------------   ------------   ------------
                  Income before income taxes       1,266,397        740,604      2,310,658      1,370,378
Income tax expense                                   490,550        264,600        876,450        488,400
                                                ------------   ------------   ------------   ------------
                  Net income                    $    775,847   $    476,004   $  1,434,208   $    881,978
                                                ============   ============   ============   ============
Basic earnings per share                        $       0.45   $       0.29   $       0.84   $       0.53
                                                ============   ============   ============   ============
Diluted earnings per share                      $       0.42   $       0.28   $       0.79   $       0.52
                                                ============   ============   ============   ============
Weighted average common shares outstanding         1,706,798      1,681,992      1,699,093      1,658,360
Weighted average common and common equivalent
shares outstanding                                 1,830,142      1,734,228      1,822,437      1,706,564

       See notes to unaudited condensed consolidated financial statements

                     Pacific State Bancorp and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

             For the Six Months Ended                                          June 30,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
Cash flows from operating activities:
       Net income                                                    $  1,434,208    $    405,974

       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Provision for loan losses                                       228,000         122,000
          Deferred loan origination fees and costs, net                    69,076          18,339
          Depreciation and amortization                                   252,141         194,721
          Net loss on sale of available-for-sale investment
            securities                                                                     (2,116)
          Decrease in accrued interest receivable and other assets       (467,024)       (112,000)
          Increase in accrued interest payable and
            other liabilities                                             257,631         372,954
                                                                     ------------    ------------
                Net cash provided by operating activities               1,774,032         999,872
                                                                     ------------    ------------
Cash flows from investing activities:
       Net increase in interest-bearing deposits                        2,000,000              --
       Proceeds from maturity of available-for-sale investment
securities                                                              1,633,950         494,134
       Purchases of available-for-sale investment securities           (7,225,900)             --
       Proceeds from principal repayments from available-for-sale
          mortgage-backed securities                                      235,086          89,778
       Proceeds from principal repayments from held-to-maturity
          mortgage-backed securities                                           --           5,478
       Net increase in loans                                          (21,038,745)     (6,349,784)
       Proceeds from sale of other real estate                                 --         (81,285)
       Purchases of bank premises and equipment                        (1,007,155)       (852,261)
                                                                     ------------    ------------
            Net cash used in investing activities                     (25,402,764)     (6,693,940)
                                                                     ------------    ------------

Cash flows from financing activities:
     Net increase in demand, interest-bearing and                       4,257,227       1,181,778
     savings deposits
     Net increase in time deposits                                     23,818,783       7,842,490
     Proceeds from the issuance of subordinated debentures              3,609,000
                                                                     ------------    ------------
     Proceeds from stock options exercised                                 73,817          30,065
                                                                     ------------    ------------
     Net cash provided by financing activities                         31,758,826       9,054,333
                                                                     ------------    ------------
     Increase in cash and cash equivalents                              8,130,095       3,360,265
Cash and cash equivalents at beginning of year                         12,773,323      23,465,668
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $ 20,903,418    $ 26,825,933
                                                                     ============    ============

       See notes to unaudited condensed consolidated financial statements

                              Pacific State Bancorp
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2004 and December 31, 2003, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and its cash flows for the six month period ended June 30, 2004 and 2003 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The results of operations for the three month and six month periods ended June 30, 2004 may not necessarily be indicative of the operating results for the full year.

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

2. STOCK-BASED COMPENSATION

As of June 30, 2004, the Company had one stock-based employee plan compensation plan, the Pacific State Bancorp 1997 Stock Option Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                             For the Three Months Ended     For the Six Months Ended
                                             ---------------------------   ---------------------------
                                                 2004           2003           2004           2003
                                             ------------   ------------   ------------   ------------
Net income, as reported                      $    775,847   $    476,004   $  1,434,208   $    881,978
Deduct:  Total stock-based employee
compensation expense determined
under the fair value method
for all awards, net of related tax effects         66,000         10,000        132,000         19,000
                                             ------------   ------------   ------------   ------------
                                             $    709,847   $    476,004   $  1,302,208   $    862,978
                                             ============   ============   ============   ============

Basic earning per share - as reported        $       0.45   $       0.29   $       0.84   $       0.53
Basic earning per share - pro forma          $       0.42   $       0.28   $       0.77   $       0.52

Diluted earnings per share - as reported     $       0.42   $       0.28   $       0.79   $       0.52
Diluted earnings per share - pro forma       $       0.39   $       0.27   $       0.72   $       0.50

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

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income or loss. Other comprehensive income or loss, net of taxes, is comprised of the unrealized gains or losses on available-for-sale investment securities. The following table shows comprehensive income and it's components for the periods indicated:

                                                Three Months Ended              Six Months Ended
                                           ----------------------------   ----------------------------
                                             06/30/04        06/30/03       06/30/04        06/30/03
                                           ------------    ------------   ------------    ------------
Net Income                                 $    775,847    $    476,004   $  1,434,208    $    881,978
Other Comprehensive (Loss) Income:
     Change in unrealized (loss) gain on
     available for sale securities             (258,860)         26,251       (185,464)       (117,344)
     Reclassification adjustment                      0               0              0               0
                                           ------------    ------------   ------------    ------------
Total Other Comprehensive (Loss) Income        (258,860)         26.251       (185,464)       (117,344)
Total Comprehensive Income                 $    516,987    $    502,255   $  1,248,744    $    764,634
                                           ============    ============   ============    ============

5. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $47,228,000 and letters of credit of $885,000 at June 30, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2004.

Approximately $17,470,000 of the loan commitments outstanding at June 30, 2004 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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


6. STOCK SPLIT

On September 18, 2003 the Company's board of directors declared a two-for-one stock split payable to shareholders of record on September 30, 2003. All references to share and per share data included in these unaudited condensed consolidated financial statements have been restated as if the stock split was affected on the first day of all periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in Pacific State Bancorp (the "Company") balance sheet accounts between June 30, 2004 and December 31, 2003 and its income and expense accounts for the three and six month periods ended June 30, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of June 30, 2004 had 58 employees, including 26 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank's main office is located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California.

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

Trust Subsidiaries

The Company during 2002 and 2004 established business trust subsidiaries (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust. The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicle are guaranteed by the Company. See note 8 in the company's consolidated financial statement.

Proceeds from the issuance of the 2002 Debentures were used to provide the Bank with an additional $4.5 million in capital in order to support the continued growth of the Bank. The remaining $500,000 was placed in the Company for general corporate purposes. Proceeds from the issuance of the 2004 Debentures were used to provide the Bank with an additional $3.5 million in capital in order to support the continued growth of the Bank.

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

The Bank recognizes that, in order to be competitive, it must offer certain consumer products. These products include, Individual Retirement Accounts, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, and unsecured overdraft protection credit lines attached to checking accounts. These products currently offered by the Bank are designed to appeal particularly to consumers. Moreover, participation in a large-scale ATM network assists the Company in competing for consumer accounts.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company employs a comprehensive methodology for estimating inherent losses consistent with SFAS 5 and SFAS 114; however, actual losses could vary significantly from these estimates. For further discussion, see "Allowance for Loan Losses (ALL)".

Results of Operations

Three and Six Month Periods Ended June 30, 2004 Compared to the Same Periods Ended June 30, 2003

Net income for the three month period ended June 30, 2004, was $775,847 representing an increase of $298,000, or 62.6%, over net income of $476,004 for the three month period ended June 30, 2003. Contributing factors include an increase in service charge income of 124.4% and an increase in other income of 108.6%. The increase in service charge income is the result of a new overdraft protection product offered by the bank. The increase in other income is the result of an increase in mortgage referral fees and an increase in income from an investment in bank-owned life insurance.

Return on average assets (ROA) was 1.38% and return on average common equity
(ROE) was 21.26% for the three month period ended June 30, 2004 compared with 1.03% and 15.73% respectively in 2003. Diluted earnings per share for 2004 and 2003 were $0.42 and $0.27, respectively, an increase of 55%. The increase in earnings per share was due to the increase in net income.

Net income for the six month period ended June 30, 2004, was $1,434,208 representing an increase of $552,230, or 62.61%, over net income of $881,978 for the six month period ended June 30, 2003. A contributing factor to the increase in net income was an increase in service charge income of 96.29%. The increase in service charge income is the result of a new overdraft protection product offered by the bank.

Return on average assets (ROA) was 1.29% and return on average common equity
(ROE) was 21.43% for the six month period ended June 30, 2004 compared with 0.97% and 15.73% respectively in 2003. Diluted earnings per share for 2004 and 2003 were $0.79 and $0.52, respectively, an increase of 51%. The increase in earnings per share was due to the increase in net income.


Net Interest Income

The primary source of income for the Company is net interest income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds.

Net interest income increased to $2.5 million for the three month period ended June 30, 2004 versus $2.0 million in 2003 representing a 23.0% increase. Net interest income increased to $4.8 million for the six month period in 2004 versus $3.8 million in 2003 representing a 27.3% increase The average balance of total earning assets, during 2004, increased 19.1% to $197.0 million from $165.4 million. Average loan balances outstanding during 2004 increased $30.9 million or 21.4%, Average balances of investments and federal funds sold decreased by $3.6 million or 14.88%. The average yields on loans and federal funds sold in 2004 were lower by 33 and 27 basis points respectively, while the average yields on securities decreased by 1.24 basis points. Thus, the increase in average earning assets, including the increase in loan balances was more than sufficient to offset the decline in the average balance of investments and the increase in average balances of interest-bearing liabilities.

Total interest expense remained unchanged at $702,595 for the three month period in 2004, from $702,095 for 2003, representing a 0.6% increase. For the six month period ended June 30, 2004 total interest expense decreased to $1,292,000 from $1,455,000, representing an 11.2% decrease. Average balances of interest-bearing liabilities increased to $146.1 million from $128.1 million for the period ended June 30, 2004, or 14.10%.

Average certificates of deposit increased to $89.5 million in 2004 from $72.0 million in 2003, a 24.2% increase. The average rate paid on certificates of deposit during 2004 decreased 106 basis points, while the overall average rate paid on interest bearing deposits and borrowings decreased 38 basis points to 1.22% from 1.61% for 2003.

The Company's net interest margin (net interest income divided by average earning assets) was 5.04% in 2004 and 4.88% in 2003. The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $467,000 (23.0%) in net interest income for the three month period ended June 30, 2004 over 2003 and an increase of $1,040,,000 (27.0%) for the six month period ended June 30, 2004 over 2003.

Non interest Income

The Company's non-interest income consists primarily of service charges on deposit accounts, gain on sale of loans and other service fees. Non-interest income also includes ATM fees earned at various locations. For the three month period ended June 30, 2004, non-interest income represented 18.03% of the Company's revenues versus 12.69% in 2003. For the six month period ended June 30, 2004, non-interest income represented 16.0% of the Company's revenues versus 15.0% in 2003.

Total non-interest income increased to $305,000 for the three months ended June 30, 2004 from $394,000 for the same period in 2003, representing an increase of
77.4. Total non-interest income increased $240,000 for the six months ended June 30, 2004 to $1,171,000 in 2003, representing an increase of 25.83.


The following table sets forth a summary of non-interest income for the periods indicated.

Non-interest Income
                                                  Three Month Ended                Six Month Ended
---------------------------------------------------------------------------------------------------------
Non-interest income:                        June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
---------------------------------------------------------------------------------------------------------
   Service charges                                351,356         156,591         604,865         308,149
---------------------------------------------------------------------------------------------------------
   Other fee income                               330,034         158,310         493,636         304,380
---------------------------------------------------------------------------------------------------------
   Rental income from other real estate                --           4,860              --           9,720
---------------------------------------------------------------------------------------------------------
   Gain from sale of loans                         18,498          74,710          72,749         308,549
                                            -------------   -------------   -------------   -------------
---------------------------------------------------------------------------------------------------------
                Total non-interest income         699,888         394,471       1,171,250         930,798
---------------------------------------------------------------------------------------------------------

Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Non-interest expense for the three month period ended June 30, 2004 was $1.77 million compared to $1.53 million for 2003 an increase of 16.2% for 2004. Non-interest expense for the six month period ended June 30, 2004 was $3.48 million compared to $3.11 million for 2003 an increase of 12.0% for 2004. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth for the year.

The following table sets forth a summary of non-interest expense for the periods indicated.

                                       Three Months Ended               Six Months Ended
----------------------------------------------------------------------------------------------
Noninterest expense:             June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
----------------------------------------------------------------------------------------------
Salaries and employee benefits         877,407         709,916       1,727,714       1,478,077
----------------------------------------------------------------------------------------------
Occupancy & FFE                        181,073         174,760         335,665         329,157
----------------------------------------------------------------------------------------------
Furniture & Equipment                  114,807         115,795         228,091         239,087
----------------------------------------------------------------------------------------------
Other operating expenses               600,914         526,545       1,187,292       1,060,138
                                 -------------   -------------   -------------   -------------
----------------------------------------------------------------------------------------------
    Total noninterest expense        1,774,201       1,527,016       3,478,762       3,106,459
----------------------------------------------------------------------------------------------

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

                                    Three Months Ended                 Six Months Ended
---------------------------------------------------------------------------------------------
 (Dollars in thousands)      June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
---------------------------------------------------------------------------------------------
Tax Provision                $         491    $         264    $         876    $         488
Effective Tax Rate                    38.8%            35.7%            38.0%            35.6%

---------------------------------------------------------------------------------------------

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                             June 30,     December 31,
          ----------------------------------------------------------------------------
                                                               2004           2003
          ----------------------------------------------------------------------------
          dollars in thousands
          Commercial and Agricultural                      $     71,581   $     57,638
          Real estate-construction                               29,850         28,219
          Real estate -commercial and Residential                64,412         60,174
          Installment & Other                                    12,043         10,823
          Deferred Loan Fees and Costs                              215            284
          Allowance for Loan and Lease Losses                    -1,874         -1,653

          Total Net Loans                                  $    176,227   $    155,485
          ----------------------------------------------------------------------------

Net portfolio loans have increased $20.7 million or 13.34%, to $176.2 million at June 30, 2004 over $155.5 million at December 31, 2003. Commercial and agricultural loans have increased $13.9 million or 24.182%, real estate construction projects have increased $1.6 million or 5.82%, real estate commercial loans have increased by $4.2 million or 7.00% and installment loans have increased by $1.2 million or 11.27% over December 31, 2003. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 40.60% of total loans, real estate construction loans of 16.9%, commercial and residential real estate loans at 36.2%, and 6.8% for installment loans.

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


There were no non-accrual loans or other real estate owned at June 30, 2004 and December 31, 2003.

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

The adequacy of the ALL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the Company. Secondly, established specific reserves are available for individual loans currently on management's watch and high-grade loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

Management believes the assigned risk grades and our methods for managing risk are satisfactory.


The provision for loan losses decreased to $228,000 for 2004 versus $260,000 in 2003. The decrease in the amount of the provision is a direct result of the Company's in-depth analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.




The following table summarizes the activity in the ALL for the periods indicated.

                                                   Six Months Ended
           (Dollars in thousands)                       June 30,
          --------------------------------------------------------------
                                                   2004          2003
          --------------------------------------------------------------
          Beginning Balance:                         1,653         1,306
          Provision for loan losses                    228           260
          Charge-offs:
                          Commercial                    -7           -90
                          Real Estate                    0             0
                          Other                          0           -12
                                                ----------    ----------
          Total Charge-offs                             -7          -102
                                                ----------    ----------
          Recoveries:
                          Commercial                     0             0
                          Other                          0             1
                                                ----------    ----------

          Total Recoveries                               0             1
                                                ----------    ----------

          Ending Balance                             1,874         1,465
                                                ==========    ==========
          ALLL to total loans                         1.05%         0.95%
          Net Charge-offs to average
          loans-annualized                            0.02%         0.25%
          --------------------------------------------------------------


Balance Sheet Analysis
----------------------

Total assets increased by 16.65% from December 31, 2003 to June 30, 2004. The increase in total assets was a result of an increase in deposits from $176.3 million to $204.4 million. Net loans during this period increased from $155.5 million to $176.2 million and investments increased from $16.1 million to $19.1 million.

Non-performing assets (including nonaccrual loans, loans 90 days past due and other real estate owned) totaled $0.0 at June 30, 2004, compared to $0.0 on December 31, 2003 and $130,000 on June 30, 2003. The ratio of non-performing assets to total loans was nil at June 30, 2004, nil at December 31, 2003 and ..08% at June 30, 2003.

The allowance for loan losses was $1.87 million at June 30, 2004, compared to $1.65 million at December 31, 2003 and $1.46 million at June 30, 2003. The provision for loan losses was $228,000 for the six months ended June 30, 2004 versus $260,000 for the same period in 2003. Net charge-offs were $7,000 for the first six months of 2004, compared to $102,000 for the first six months of 2003.

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

Because estimates of the liquidity need of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $39.8 million or 17.0% of total assets at June 30, 2004 compared to $28.7 million or 14.28% of total assets at December 31, 2003. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

As of June 30, 2004 the most recent notification by the Federal Reserve Bank of San Francisco (FRBSF) categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's risk-based capital ratios are presented below.

                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                For Capital                 Prompt Corrective
                                         Actual              Adequacy Purposes              Action Provisions
                                  ---------------------- --------------------------  -------------------------------
(in Thousands)                                                Minimum      Minimum        Minimum           Minimum
                                     Amount      Ratio         Amount       Ratio          Amount            Ratio
Company
As of June 30, 2004:
  Total capital
    (to risk weighted assets)       $  24,242    13.03%       $  14,881      8.00%             N/A              N/A
  Tier I capital
    (to risk weighted assets)       $  18,747    10.08%       $   7,440      4.00%             N/A              N/A
  Tier I capital
    (to average assets)             $  18,747     8.27%       $   9,067      4.00% *           N/A              N/A

As of December 31, 2003:
  Total capital
    (to risk weighted assets)       $  19,125     11.6%       $  13,239      8.00%             N/A              N/A
  Tier I capital
    (to risk weighted assets)       $  16,782     10.1%       $   6,619      4.00%             N/A              N/A
  Tier I capital
    (to average assets)             $  16,782      8.3%       $   8,129      4.00% *           N/A              N/A

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


                           Part II - Other Information

ITEM 4

The Bank held its annual shareholders meeting on May 13, 2004 at the Bank's office on 6. So. El Dorado St., Stockton, CA. 94501.

According to the certified list of stockholders which was presented at the Meeting, there were 1,700,301 shares of Stock of the Company outstanding and entitled to vote at the Meeting. There were present at the Meeting, in person or by proxy, the holders of 1,419,548 shares of Stock of the Company, representing
83.49 % of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The Shareholders approved the following:

PROPOSAL 1 - Election of Directors

                                    FOR                       WITHHELD

         Michael L. Dalton          1,418,230                 1,318
         Maxwell M. Freeman         1,417,430                 2,118
         Harold Hand                1,417,750                 1,798
         Patricia Ann Hatton        1,418,230                 1,318
         Steven J. Kikuchi          1,417,430                 2,118
         Yosh Mataga                1,418,030                 1,518
         Steven A. Rosso            1,417,190                 2,358
         Gary A. Stewart            1,417,430                 2,118
         Kathleen Verner            1,417,990                 1,558
         Philip B. Wallace          1,415,184                 4,364

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Pacific State Bancorp

Date: August 16, 2004                  BY: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer


                                       Pacific State Bancorp

Date: August 16, 2004                  BY: /s/ JOANNE ROBERTS
                                           -------------------------------------
                                           JoAnne Roberts
                                           Vice President and Chief Financial
                                            Officer

                                    EXHIBITS

31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32          Certification pursuant to section 906 of the Sarbanes-Oxley Act.