Form 10-Q
period 2004-09-30
PACIFIC STATE BANCORP
filed 2004-11-15
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2004
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

               Yes [ ]                                     No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:


Title of Class                        Shares outstanding as of November 12, 2004
--------------                        ------------------------------------------

 Common Stock                                         3,447,622
 No Par Value

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                                    PACIFIC STATE BANCORP
                             Condensed Consolidated Balance Sheet

                                                                  September 30   December 31,
                                                                      2004           2003
                                                                  ------------   ------------
                                                                  (Unaudited)

Assets
------

Cash and due from banks                                           $ 12,394,983   $  5,317,323
Federal funds sold                                                  13,375,000      7,456,000
Interest -bearing deposits in banks                                  1,500,000      4,000,000
Investment securities - available for sale (amortized cost of
   $17,602,391 in 2004 and $12,096,100 in 2003)                     17,452,973     12,106,562
Loans, less allowance for loan losses of $2,011,660 in 2004 and
   $1,652,583 in 2003                                              188,188,698    155,484,998
Bank premises and equipment, net                                     9,512,150      8,755,992
Accrued interest receivable and other assets                         8,261,084      7,803,318
                                                                  ------------   ------------
          Total assets                                            $250,684,888   $200,924,193
                                                                  ============   ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Non-interest bearing                                           $ 51,499,688   $ 40,400,662
   Interest bearing                                                167,512,398    135,891,546
                                                                  ------------   ------------
          Total deposits                                           219,012,086    176,292,208

Short-term borrowings                                                1,000,000      1,000,000
Long-term borrowings                                                 4,000,000      4,000,000
Subordinated debentures                                              8,764,000      5,155,000
Accrued interest payable and other liabilities                       1,973,460      1,018,450
                                                                 -------------   ------------
             Total liabilities                                     234,749,546    187,465,658

Commitments and contingencies

Shareholders' equity
--------------------

   Preferred stock - no par value; 2,000,000 shares authorized;
      none issued and outstanding                                           --             --
   Common stock - no par value; 24,000,000 shares authorized;
      shares issued and outstanding 3,411,622 in 2004 and
      3,377,656 in 2003                                              7,056,596      6,936,786
Retained earnings                                                    8,785,148      6,456,766
Accumulated other comprehensive  income, net of tax                     93,598         64,983
                                                                  ------------   ------------
          Total shareholders' equity                                15,935,342     13,458,535
                                                                  ------------   ------------
          Total liabilities and shareholders' equity              $250,684,888   $200,924,193
                                                                  ============   ============

              See notes to unaudited condensed consolidated financial statements

                                              Pacific State Bancorp
                                    Condensed Consolidated Statement of Income
                                                   (Unaudited)

                                                           For the Three Months Ended   For the Nine Months Ended
                                                                 September 30,               September 30,
                                                           --------------------------   -------------------------
                                                              2004           2003          2004          2003
                                                           -----------    -----------   -----------   -----------

Interest income:
   Interest and fees on loans                              $ 3,200,369    $ 2,785,575   $ 9,093,865   $ 7,748,713
   Interest on federal funds sold                               26,771          4,805        41,771        73,066
   Interest on investment securities                           144,190        117,959       372,403       347,774
                                                           -----------    -----------   -----------   -----------
          Total interest income                              3,371,330      2,908,339     9,508,039     8,169,553

Interest expense:
    Interest on deposits                                       671,243        578,245     1,747,674     1,852,192
    Interest on subordinated debentures                        101,388         60,988       250,990       179,188
    Interest on borrowings                                      31,112         33,741        95,625        96,769
                                                           -----------    -----------   -----------   -----------
          Total interest expense                               803,743        672,974     2,094,289     2,128,149
                                                           -----------    -----------   -----------   -----------
Net interest income                                          2,567,587      2,235,365     7,413,750     6,041,404
Provision for loan losses                                      138,000        138,000       366,000       398,000
                                                           -----------    -----------   -----------   -----------
          Net interest income after
          provision for loan losses                          2,429,587      2,097,365     7,047,750     5,643,404
                                                           -----------    -----------   -----------   -----------
Non-interest income
   Service charges                                             286,382        168,951       891,254       477,100
   Other fee income                                            291,450        163,408       785,086       477,508
   Gain from sale of loans                                     240,044         81,924       312,793       390,473
                                                           -----------    -----------   -----------   -----------
          Total non-interest income                            817,876        414,283     1,989,133     1,345,081

Other expenses:
   Salaries and employee benefits                              852,527        804,887     2,580,241     2,282,964
   Occupancy                                                   200,186        171,514       535,851       500,671
   Furniture and equipment                                     125,590        126,361       353,681       365,448
   Other                                                       661,787        545,293     1,849,078     1,605,431
                                                           -----------    -----------   -----------   -----------
          Total other expenses                               1,840,090      1,648,055     5,318,851     4,754,514
                                                           -----------    -----------   -----------   -----------

Income before income taxes                                   1,407,373        863,593     3,718,032     2,233,971
Income tax expense                                             513,200        333,500     1,389,650       821,900
                                                           -----------    -----------   -----------   -----------
          Net income                                       $   894,173    $   530,093   $ 2,328,382   $ 1,412,071
                                                           ===========    ===========   ===========   ===========
Basic earnings per share                                   $      0.26    $      0.16   $      0.68   $      0.43
                                                           ===========    ===========   ===========   ===========
Diluted earnings per share                                 $      0.24    $      0.16   $      0.63   $      .042
                                                           ===========    ===========   ===========   ===========
Weighted average common shares outstanding                   3,437,575      3,303,080     3,407,185     3,316,720
Weighted average common and common equivalent
   shares outstanding                                        3,784,982      3,394,952     3,710,882     3,408,592

                        See notes to unaudited condensed consolidated financial statements

                                    Pacific State Bancorp and Subsidiaries
                                Condensed Consolidated Statement of Cash Flows
                                                 (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------

Cash flows from operating activities:
   Net income                                                                  $  2,328,382     $  1,412,071
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                     366,000          398,000
      Deferred loan origination fees and costs, net                                  67,931           35,771
      Depreciation and amortization                                                 363,542          331,447
      Net gain on sale of available-for-sale investment
         Securities                                                                      --           (2,116)
      Net increase in cash surrender value of life
         insurance Policies                                                              --          (25,780)
      Increase in accrued interest receivable and other
         assets                                                                    (433,425)        (217,320)
      Increase (decrease) in accrued interest payable and
         other liabilities                                                          955,009          (56,776)
                                                                               ------------     ------------
            Net cash provided by operating activities                             3,647,439        1,875,297
                                                                               ------------     ------------

Cash flows from investing activities:
   Net increase in interest-bearing deposits in banks                             2,500,000       (3,500,000)
   Proceeds from sale of available-for-sale investment
      securities                                                                  1,633,950          150,000
   Purchases of available-for-sale investment securities                         (7,475,900)      (3,740,530)
   Proceeds from principal repayments from available-for-sale
      mortgage-backed securities                                                    423,456        4,358,309
   Proceeds from principal repayments from held-to-maturity
      mortgage-backed securities                                                     33,326          102,435
   Net decrease in loans                                                        (33,137,631)     (26,286,189)
   Proceeds from sale of other real estate                                               --           49,704
   Purchases of bank premises and equipment                                      (1,075,958)      (2,053,794)
   Purchase of life insurance policy                                                     --       (4,135,250)
                                                                               ------------     ------------
            Net cash used in investing activities                               (37,098,757)     (35,055,315)
                                                                               ------------     ------------

Cash flows from financing activities:
   Net increase in demand, interest-bearing
      and savings deposits                                                       43,046,937       10,492,676
   Net increase (decrease) in time deposits                                        (327,059)      13,291,658
   Proceeds from the issuance of subordinated debentures                          3,609,000               --
                                                                               ------------     ------------
   Repurchase of common stock                                                            --         (170,546)
                                                                               ------------     ------------
   Proceeds from stock options exercised                                            119,100          208,248
                                                                               ------------     ------------
   Net cash provided by financing activities                                     46,447,978       23,822,036
                                                                               ------------     ------------
   Increase in cash and cash equivalents                                         12,996,660       (9,357,982)
Cash and cash equivalents at beginning of year                                   12,773,323       23,465,668
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $ 25,769,983     $ 14,107,686
                                                                               ============     ============

                      See notes to unaudited condensed consolidated financial statements

                              Pacific State Bancorp
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

1.   BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2004 and December 31, 2003, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine month periods ended September 30, 2004 in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X.

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Shareholders. The results of operations for the three month and nine month periods ended September 30, 2004 may not necessarily be indicative of the operating results for the full year.

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

Management has determined that all of the commercial banking products and services offered by the Company are available in each branch of Pacific State Bank (the "Bank"), its wholly owned bank subsidiary, that all branches are located within the same economic environment and that management does not allocate resources based on the performance of different lending or transaction activities, Accordingly, the Company and it's subsidiary operate as one business segment. No customer accounts for more than 10% of the revenue for the Bank or the Company.


2.   STOCK-BASED COMPENSATION

As of September 30, 2004, the Company had one stock-based employee compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the "Plan"). The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 5 years following vesting; average stock volatility of 20.34% for 2004 and 2003; risk free interest rates of 3.21% for 2004 and 2003; and no cash dividends during the expected term for 2004 and 2003. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  For the Three Months Ended      For the Nine Months Ended
                                                        September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------

Net income, as reported                          $    894,173    $    530,093    $  2,328,382    $  1,412,071
Deduct:  Total stock-based employee
   compensation expense determined
   under the fair value method
   for all awards, net of related tax effects          66,000          10,000         198,000          30,000
                                                 ------------    ------------    ------------    ------------
                                                 $    828,173    $    520,093    $  2,130,382    $  1,382,071
                                                 ============    ============    ============    ============

Basic earning per share - as reported            $       0.26    $       0.16    $       0.68    $       0.43
Basic earning per share - pro forma              $       0.24    $       0.16    $       0.63    $       0.42
Diluted earnings per share - as reported         $       0.24    $       0.16    $       0.63    $       0.42
Diluted earnings per share - pro forma           $       0.22    $       0.16    $       0.59    $       0.41


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

                                                Three Months Ended               Nine Months Ended
                                             09/30/04        09/30/03         09/30/04        09/30/03
                                           ------------    ------------     ------------    ------------

Net Income                                 $    894,173    $    530,093     $  2,328,382    $  1,412,071
Other Comprehensive Gain (Loss) Income:
   Change in unrealized gain (loss) on
      available for sale securities             214,000         (84,000)          29,000          18,000
   Reclassification adjustment                        0               0                0               0
                                           ------------    ------------     ------------    ------------
Total Other Comprehensive (Loss) Income         214,000         (84,000)          29,000          18,000
Total Comprehensive Income                 $  1,108,173    $    446,093     $  2,357,382    $  1,430,071
                                           ============    ============     ============    ============


5.   COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $49,675,563 and stand-by letters of credit of $585,671 at September 30, 2004. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2004.

Approximately $19,946,000 of the loan commitments outstanding at September 30, 2004 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being fully drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. Deferred fees related to stand-by letters of credit are not significant.


6.   STOCK SPLIT

On September 16, 2004 the Company's board of directors declared a two-for-one stock split payable to shareholders of record on September 30, 2004. All references to share and per share data included in these unaudited condensed consolidated financial statements have been restated as if the stock split was affected on the first day of all periods presented.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in Pacific State Bancorp (the "Company") balance sheet accounts between September 30, 2004 and December 31, 2003 and its income and expense accounts for the three and nine month periods ended September 30, 2004 and 2003. The discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.

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

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of September 30, 2004 had 64 employees, including 24 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank's main office is located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California.

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

Trust Subsidiaries

During 2002 and 2004 the Company established business trust subsidiaries (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust. The proceeds from the sale of the Capital Securities were loaned to the Company under deeply subordinated debentures issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicle are guaranteed by the Company. See note 8 to the consolidated financial statements in the Company's 2003 Annual Report to Shareholders.

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

The Bank recognizes that, in order to be competitive, it must offer a certain consumer products. These products include, Individual Retirement Accounts, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, and unsecured overdraft protection credit lines attached to checking accounts.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued for impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company employs a comprehensive methodology for estimating inherent losses consistent with SFAS 5 and SFAS 114; however, actual losses could vary significantly from these estimates. For further discussion, see "Allowance for Loan Losses (ALL)".


Results of Operations

Three and Nine Month Periods Ended September 30, 2004 Compared to the Same Periods Ended September 30, 2003

Net income for the three month period ended September 30, 2004, was $894,000 representing an increase of $364,000, or 68.6%, over net income of $530,000 for the three month period ended September 30, 2003. Contributing factors include an increase in gain on sale of loans of 193.0%, an increase in service charge income of 69.5% and an increase in other fee income of 81.8% and net interest income increased by 14.86%. The increase in gain on sale of loan income is due to the timing of the loan sales. The increase in service charge income is the result of a new overdraft protection product offered by the bank. The increase in other income is the result of an increase in mortgage referral fees and an increase in income from an investment in bank-owned life insurance. The increase in net interest income is a result of the growth in the investments and loans offset by the growth in deposit and the effect of the change in rates. These increases were offset by increases in salaries and benefit expense, occupancy, other expenses and income tax expense.

Annualized return on average assets (ROA) was 1.40% and return on average common equity (ROE) was 14.70% for the three month period ended September 30, 2004 compared with 1.07% and 19.09% respectively in 2003. Diluted earnings per share for 2004 and 2003 were $0.24 and $0.15, respectively, an increase of 60.0%. The increase in earnings per share was due to the increase in net income.

Net income for the nine month period ended September 30, 2004, was $2,328,000 representing an increase of $916,000, or 64.89%, over net income of $1,412,000 for the nine month period ended September 30, 2003. Contributing factors to the increase in net income was an increase in service charge income of 86.81%, an increase in other fee income of 68.96% and an increase in net interest income of 22.72% from the nine month period ended September 30, 2003. These increases were offset by decreases on the gain on sale of loans of 19.9% and by increases in salaries and benefit expense, occupancy, other expenses and income tax expense. The increase in service charge income is the result of a new overdraft protection product offered by the bank. The increase in other income is the result of an increase in mortgage referral fees and an increase in income from an investment in bank-owned life insurance. The increase in net interest income is a result of the growth in the investments and loans offset by the growth in deposit and the effect of the change in rates

Annualized return on average assets (ROA) was 1.49% and return on average common equity (ROE) was 23.84% for the nine month period ended September 30, 2004 compared with 1.07% and 19.90% respectively in 2003. Diluted earnings per share for 2004 and 2003 were $0.68 and $0.42, respectively, an increase of 61.9%. The increase in earnings per share was due to the increase in net income.


Net Interest Income

The primary source of income for the Company is net interest income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds.

Net interest income increased to $2.6 million for the three month period ended September 30, 2004 versus $2.2 million in 2003 representing a 14.86% increase. Net interest income increased to $7.4 million for the nine month period in 2004 versus $6.0 million in 2003 representing a 22.72% increase The average balance of total earning assets, during 2004, increased 22.46% to $212.3 million from $173.4 million. Average loan balances outstanding during 2004 increased $30.0 million or 19.14%. Average balances of investments and federal funds sold increased by $1.3 million or 6.07%. The average yields on loans and federal funds sold in 2004 was lower by 19 and 4 basis points respectively, while the average yield on securities decreased by 78 basis points.

Total interest expense increased to $806,000 for the three month period in 2004 from $673,000 for 2003, representing a 19.4% increase. For the nine month period ended September 30, 2004 total interest expense decreased slightly to $2,100,000 from $2,128,000, representing an 1.6% decrease. While expense decreased slightly, average balances of interest-bearing liabilities increased to $150.7 million from $130.1 million for the period ended September 30, 2004, or 15.8%.

Average certificates of deposit increased to $88.5 million in 2004 from $73.8 million in 2003, a 20.0% increase. The average rate paid on certificates of deposit during 2004 decreased 62 basis points to 1.87% from 2.49% for 2003, while the overall average rate paid on interest bearing deposits and borrowings decreased 12 basis points to 1.26% from 1.38% for 2003.

The Company's net interest margin (net interest income divided by average earning assets) decreased 32 basis points to 4.80% for the nine months ended September 30, 2004 compared to 5.12% in 2003. The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $332,000 (14.9%) in net interest income for the three month period ended September 30, 2004 over 2003 and an increase of $1,372,000 (22.72%) for the nine month period ended September 30, 2004 over 2003.


Non-Interest Income

The Company's non-interest income consists primarily of service charges on deposit accounts, gain on sale of loans and other service fees. Non-interest income also includes ATM fees earned at various locations. For the three month period ended September 30, 2004, non-interest income represented 19.51% of the Company's revenues versus 12.48% in 2003. For the nine month period ended September 30, 2004, non-interest income represented 17.29% of the Company's revenues versus 14.14% in 2003.

Total non-interest income increased $403,000 to $817,000 for the three months ended September 30, 2004 from $414,000 for the same period in 2003, representing an increase of 97.3%. Total non-interest income increased $644,000 for the nine months ended September 30, 2004 to $1,989,000, representing an increase of 47.88%.

The following table sets forth a summary of non-interest income for the periods indicated.

Non-interest Income
                                    Three Months Ended               Nine Months Ended
                                       September 30,                   September 30,
                                ----------------------------    ----------------------------
Non-interest income:                2004            2003            2004            2003
                                ------------    ------------    ------------    ------------

Service charges                      286,382         168,951         891,254         477,100
Other fee income                     291,450         163,408         785,086         477,508
Gain from sale of loans              240,044          81,924         312,793         390,473
                                ------------    ------------    ------------    ------------
   Total non-interest income         817,876         414,283       1,989,133       1,345,081
                                ============    ============    ============    ============

Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Non-interest expense for the three month period ended September 30, 2004 was $1.84 million compared to $1.65 million for 2003 an increase of 11.7% for 2004. Non-interest expense for the nine month period ended September 30, 2004 was $5.31 million compared to $4.75 million for 2003 an increase of 11.9% for 2004. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth for the year.

The following table sets forth a summary of non-interest expense for the periods indicated.

                                          Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
                                     ----------------------------    ----------------------------
Noninterest expense:                     2004            2003            2004            2003
                                     ------------    ------------    ------------    ------------

   Salaries and employee benefits         852,527         804,887       2,580,241       2,282,964
   Occupancy & FFE                        200,186         171,514         535,851         500,671
   Furniture & Equipment                  125,590         126,361         353,681         365,448
   Other operating expenses               661,787         545,293       1,849,078       1,605,431
                                     ------------    ------------    ------------    ------------
      Total noninterest expense         1,840,090       1,648,055       5,318,851       4,754,514
                                     ============    ============    ============    ============


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

The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                  Three Months Ended               Nine Months Ended
                                     September 30,                   September 30,
                              ---------------------------     ---------------------------
(Dollars in thousands)           2004            2003            2004            2003
                              -----------     -----------     -----------     -----------

   Tax Provision              $       513     $       334     $     1,390     $       822
   Effective Tax Rate               36.47%          38.68%          37.38%          36.79%

Balance Sheet Analysis
----------------------

Total assets increased by 24.8% from December 31, 2003 to September 30, 2004. The increase in total assets was a result of an increase in deposits from $176.3 million to $219.0 million. Net loans during this period increased from $155.5 million to $188.2 million and investments increased from $16.1 million to $19.0 million.


Loans

The Company focuses its lending activities primarily within Calaveras, San Joaquin, Stanislaus and Tuolumne Counties.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                 September 30,    December 31,
                                                 -------------    -----------
                                                     2004            2003
                                                 -------------    -----------
 Dollars in thousands
 Commercial and Agricultural                      $    50,061     $    40,426
 Real estate-Construction                              34,061          28,219
 Real estate-Commercial and Residential                93,781          77,386
 Installment & Other                                   12,082          10,823
 Deferred Loan Fees and Costs                             216             284
 Allowance for Loan and Lease Losses                   (2,012)         (1,653)

 Total Net Loans                                  $   188,189     $   155,485
                                                  ===========     ===========

Net portfolio loans have increased $32.7 million or 21.03%, to $188.2 million at September 30, 2004 from $155.5 million at December 31, 2003. Commercial and agricultural loans have increased $9.6 million or 23.83%, real estate construction projects have increased $5.8 million or 20.70%, real estate commercial loans have increased by $16.4 million or 21.19% and installment loans have increased by $1.3 million or 11.63% over December 31, 2003. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 26.60% of total loans, real estate construction loans of 18.10%, commercial and residential real estate loans at 49.83, and 6.42% for installment loans.

The Company's policy is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

There were no non-accrual loans or other real estate owned at September 30, 2004 and December 31, 2003.

The Company assigns all loans a credit risk rating and monitors ratings for accuracy. The aggregate credit risk ratings are used to determine the allowance for loan losses. Management reviews the credit risk report with the Director Loan Committee on a weekly basis as well as with the Board of Directors monthly.

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

The provision for loan losses decreased to $366,000 for the nine months ended September 30, 2004 versus $398,000 in 2003. The decrease in the amount of the provision is a direct result of the Company's in-depth analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                              Nine Months Ended
           (Dollars in thousands)               September 30,
                                         ---------------------------
                                            2004            2003
                                         -----------     -----------

           Beginning Balance:                  1,653           1,306
           Provision for loan losses             366             398
           Charge-offs:
              Commercial                          -7             -90
              Real Estate                          0               0
              Other                                0            -105
                                         -----------     -----------
           Total Charge-offs                      -7            -195
                                         -----------     -----------
           Recoveries:
              Commercial                           0               0
              Other                                0               5
                                         -----------     -----------
           Total Recoveries                        0               5
                                         -----------     -----------
           Ending Balance                      2,012           1,514
                                         ===========     ===========
           ALLL to total loans                  1.06%           0.97%
           Net Charge-offs to average
              loans-annualized                  0.02%           0.52%

There were no non-performing assets (including impaired loans, nonaccrual loans, loans 90 days past due and still accruing, and other real estate owned) at September 30, 2004, December 31, 2003 or September 30, 2003. The ratio of non-performing assets to total loans was nil at September 30, 2004, December 31, 2003 and September 30, 2003.

The allowance for loan losses was $2.01 million at September 30, 2004, compared to $1.65 million at December 31, 2003 and $1.51 million at September 30, 2003. The provision for loan losses was $366,000 for the nine months ended September 30, 2004 versus $398,000 for the same period in 2003. Net charge-offs were $7,000 for the first nine months of 2004, compared to $195,000 for the first nine months of 2003.


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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $44.6 million or 17.8% of total assets at September 30, 2004 compared to $28.7 million or 14.28% of total assets at December 31, 2003. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                         Actual              Adequacy Purposes           Action Provisions
                                 ---------------------     ----------------------     -----------------------
(in Thousands)                                               Minimum      Minimum       Minimum       Minimum
                                    Amount       Ratio        Amount       Ratio         Amount        Ratio
                                 ------------    -----     ------------   -------     ------------    -------
Company
As of September 30, 2004:
  Total capital
    (to risk weighted assets)    $     25,338    12.13%    $     14,827    8.00%            N/A        10.00%
  Tier I capital
    (to risk weighted assets)    $     20,084     9.62%    $      7,413    4.00%            N/A         6.00%
  Tier I capital
    (to average assets)          $     20,084     8.42%    $      9,537    4.00%*           N/A         5.00%

As of December 31, 2003:
  Total capital
    (to risk weighted assets)    $     19,125    11.6%     $     13,239    8.00%            N/A        10.00%
  Tier I capital
    (to risk weighted assets)    $     16,782    10.1%     $      6,619    4.00%            N/A         6.00%
  Tier I capital
    (to average assets)          $     16,782     8.3%     $      8,129    4.00%*           N/A         5.00%

----------
* The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.


ITEM 4.  Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c15(e) or 15d-15(e))) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of their evaluation.


                           Part II - Other Information


Item 6.  Exhibits

31.1  Certification of Chief Executive Officer (section 302 of Sarbannes-Oxley
      Act

31.2  Certification of Chief Executive Officer (section 302 of Sarbannes-Oxley
      Act

32    Certification pursuant to section 906 of the Sarbannes-Oxley Act


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pacific State Bancorp


Date: November 15, 2004                BY: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer


Date: November 15, 2004                BY: /s/ JOANNE ROBERTS
                                           -------------------------------------
                                           JoAnne Roberts
                                           Vice President and
                                             Chief Financial Officer

                                    EXHIBITS


31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32       Certification pursuant to section 906 of the Sarbanes-Oxley Act.