Form 10-K
period 2004-12-31
PACIFIC STATE BANCORP
filed 2005-03-31
CIK 1169424

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________ to __________

                        Commission file number: 000-49892

                              PACIFIC STATE BANCORP
                              ---------------------
             (Exact name of Registrant as specified in its charter)

    California                                        61-1407606
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    1889 W. March Lane
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

As of March 15, 2005, there were 3,453,845 shares of the Registrant's Common Stock outstanding.

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

Yes [ ]   No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $18,747,777 as of June 30, 2004 which was calculated based on the last reported sale of the Company's Common Stock prior to June 30, 2004. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Annual Report to Security Holders for Fiscal Year Ended
                           December 31, 2004 (Part II)
       Proxy Statement for 2005 Annual Meeting of Shareholders (Part III)

TABLE OF CONTENTS
-----------------

PART 1.                                                                     Page

Item 1.     Business..........................................................3

Item 2.     Properties........................................................9

Item 3.     Legal Proceedings.................................................10

Item 4.     Submission of Matters to a Vote of Security Holders...............10

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................10

Item 6.     Selected Financial Data...........................................11

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation .........................................11

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........11

Item 8.     Financial Statements and Supplementary Data.......................11

Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................11

Item 9A     Controls and Procedures...........................................11

Item 9B     Other Information.................................................11

PART III.

Item 10.    Directors and Executive Officers of the Registrant................12

Item 11.    Executive Compensation............................................12

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters........................12

Item 13.    Certain Relationships and Related Transactions....................12

Item 14.    Principal Accountant Fees and Services............................12

PART IV.

Item 15.    Exhibits, Financial Statement Schedules...........................13

            Signatures........................................................14

            Index of Exhibits.................................................16

                              PACIFIC STATE BANCORP
                              STOCKTON, CALIFORNIA
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2004
                                     PART I
                                     ------

ITEM 1. BUSINESS.

Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth matters in the Management's Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management's beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation

     General Description of Business
     -------------------------------

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary guarantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and individuals within the bank's service area. Pacific State Statuatory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

     The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2005 had 65 employees, including 28 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank's Administrative headquarters are located at 1899 W. March Lane, Stockton, California. The Bank operates seven branches with it's main office is located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California. In 2004, the company opened a Loan Production Office in Castro Valley, California.

     Business Plan
     -------------

     The focus of the Company's business plan is to attract "middle market" accounts, but not to the exclusion of any other business which the Company can reasonably and profitably attract. In order to provide a level of service to attract such customers, the Company has structured its specific services and charges on a basis which management believes to be profitable, taking into consideration other aspects of the account relationship. The Company offers a range of banking services to its customers intended to attract the following specific types of accounts: relatively large consumer accounts; professional group and association accounts, including the accounts of groups or firms of physicians, dentists, attorneys and accountants; and accounts of small to medium-sized businesses engaged in retail, wholesale, light industrial and service activities and individuals within the bank's service area.

     Trust Subsidiaries
     ------------------

     The Company during 2002 and 2004 established two business trust subsidiary grantor trusts, Pacific State Statutory Trusts I and II (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company as subordinated debentures (the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicles are guaranteed by the Company. See note 8 to the Company's consolidated financial statements

     Proceeds from the issuance of the 2002 subordinated debentures were used to provide the Bank with an additional $4.5 million in capital in order to support the continued growth of the Bank. The remaining $500,000 was placed in the Company for general corporate purposes. Proceeds from the issuance of the 2004 subordinated debentures were used to provide the Bank with an additional $3.5 million in capital in order to support the continued growth of the Bank.

     Product Lines and Services
     --------------------------

     The Bank currently offers the following general banking services at all of its branches: commercial, construction and real estate loans and personal credit lines, interest on checking, U.S. Savings bond services, domestic and foreign drafts, banking by appointment, automatic transfer of funds between savings and checking accounts, business courier services, checking and savings accounts for personal and business purposes, domestic letters of credit, a depository for MasterCard and Visa drafts, federal depository services, cash management assistance, wire and telephone transfers, Individual Retirement Accounts, time certificates of deposit, courier service for non-cash deposits, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, unsecured overdraft protection credit lines attached to checking accounts, ATM cards and MasterMoney debit cards via the Star, Cirrus, Plus, Mastercard and Visa networks.

     The Bank is not authorized to offer trust services. The Federal Reserve Bank of San Francisco is the Company's primary correspondent relationship. The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, California, Bank of America in San Francisco, California, First Tennessee Bank in Memphis, Tennessee, Compass Bank in Birmingham, Alabama, Wells Fargo Bank, San Francisco, California and Pacific Coast Bankers Bank, San Francisco, California.

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

     The Bank is an approved Small Business Administration and 504 lender, FarmerMac I and II, USDA Business and Industry, USDA Part-time Farmer Program, FHA and VA lender and California Capital lender. The Bank is a national leader in the underwriting of U.S. Department of Agriculture business and industry loans, as well as a Preferred Lender for this program.

     Marketing
     ---------

     The basic marketing strategy of the Bank is to retain the Bank's initial market share and to increase the Bank's penetration of the market over the long term via expansion east and west of Stockton, California in small to medium sized communities. The Bank attempts to accomplish this by providing a full range of personalized Banking services to small and medium size businesses, professionals and individuals within Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne Counties.

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

     Competition
     -----------

     The Bank's service area consists of Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne Counties. The banking business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks, which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international trust and securities brokerage services), which are not offered directly by the Bank. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the bank and substantial advertising and promotional budgets.

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

     Supervision and Regulation
     --------------------------

     The Company is principally regulated by the Federal Reserve Board ("FRB"). The Bank is principally regulated by the California Commissioner of Financial Institutions ("Commissioner"), but is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and by it's primary federal regulator, the FRB. These agencies govern most of the Company's and the Bank's business, including capital requirements, loans, investments, mergers and acquisitions, borrowings, dividends, branch locations and other similar matters. In addition, the Bank's business is affected by general economic conditions and by the monetary and fiscal policies of the United States government. These policies influence, for example, the Federal Reserve's open market operations in U.S. Government securities, the reserve requirements imposed upon commercial banks, the discount rates applicable to borrowings from the Federal Reserve by banks, and other similar matters which impact the growth of the Bank's loans, investments and deposits and the interest rates which the Bank charges and pays.

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

     Capital Requirements. The Company and the Bank are subject to certain regulatory capital requirements administered by the FRB and the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

     The Uniform Financial Institutions Rating System classifies and evaluates the soundness of financial institutions according to the so-called "CAMELS" criteria, an acronym for capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, (changes in interest rates, foreign exchange rates, commodity prices or equity prices which may adversely affect an institution's earnings and capital).

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

     As of December 31, 2004, the Bank's total risk-based capital ratio (approximately 12.2%) and its leverage ratio (approximately 9.1%) exceeded minimum levels. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Bank in the reasonably foreseeable future.

     Deposit Insurance Assessments. The Bank's deposit insurance assessment was $26,752 for the year 2004; the Company estimates that its deposit insurance assessment for 2005 will not differ materially from its 2004 assessment.

     Community Reinvestment Act. Community Reinvestment Act ("CRA") regulations evaluate the Bank's lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, or establish new branches. In addition, any Bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of "satisfactory" CRA compliance.

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

     Recently Enacted Legislation
     ----------------------------

     The Sarbanes-Oxley Act of 2002 (the "SOA") was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

     The SOA addresses, among other matters:

     o    Duties, responsibilities and qualifications of the audit committee;
     o certification of financial statements by the chief executive officer and the chief financial officer;
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
     o a prohibition on insider trading during pension plan black out periods;
     o    disclosure of off-balance sheet transactions;
     o    a prohibition on certain personal loans to directors and officers;
     o expedited filing requirements for forms which disclose transactions by officers and directors in Company stock;
     o disclosure of a code of ethics and of any change or waiver of such code;
     o new requirements for auditing and reporting on Company internal controls;
     o    "real time" filing of periodic reports;
     o the formation of a public company accounting oversight board (the "PCAOB") with authority to set auditing, quality control and independence standards and investigate and discipline public accounting firms;
     o    auditor independence; and
     o various increased criminal penalties for violations of securities laws.

     The SEC has and PCAOB have issued final rules covering most of these topics, but it is to be expected that these rules may be altered as future experience requires.

     Although we anticipate that we will incur additional expense in complying with the provisions of the SOA, management does not expect that such compliance will have a material impact on our results of operation or financial condition.

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

     The federal banking agencies have proposed and begun to implement regulations pursuant to the Patriot Act which will require financial institutions to begin to the policies and procedures contemplated by the new law. The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the company. Most provisions of the Patriot Act will expire at the end of 2005 unless reauthorized by Congress. A number of political and public interest groups have expressed opposition to various aspects of the Patriot Act and oppose reauthorization of those sections of the law, and it is expected that legislative action in this area will be contentious. Whether or not the Patriot Act will be reauthorized in whole or in part, and the potential effect on the Company cannot be predicted.

New Accounting Pronouncements

     The Company adopted no new accounting policies in 2004 that had a material impact on its consolidated financial position or results of operation. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for a discussion of critical accounting policies and see
Note 2 to the consolidated financial statements at Item 8, Financial Statements and Supplementary Data, for a summary of significant accounting policies.

Other-Than-Temporary Impairment of Certain Investments

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 3 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.


ITEM 2. PROPERTIES
        ----------

     The Company owns its March Lane (Stockton), Modesto, Groveland, Angels Camp and Arnold branch facilities. The Company purchased the March Lane office for $866,700 in 1992. The Company's executive officers and support staff were located in the March Lane building from 1997 to 2004. During 2001 the Company purchased an adjacent building to the March Lane office, for $747,000, in order to expand its administrative functions. The executive offices, finance department, central operations and data processing were moved into these offices in 2004. The Company repossessed the Modesto building and converted it to a banking branch in 1996. The Modesto land was purchased in 1999 for $524,000. The Company purchased the Arnold Branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank. A portion of the building, located at 1013 Blagen Road, is leased to First American Title. The lease is expected to generate $9,000 in 2005. During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current Branch offices. The new sites in both locations offer the Company better visibility and demonstrate commitment to the communities we serve. The Groveland property was purchased for $148,000 and construction was completed in January 2003. The Angels Camp property was purchased for $200,000 and was completed in the third quarter of 2003.

     All other Company premises are leased. The Company's total rentals for premises and equipment for fiscal year 2004 were approximately $263,000, and its minimum future commitments under lease payments as of December 31, 2004, totaled $1,057,000.

     The Company is currently in the fourteenth year of a sixteen-year gross level lease for its main office located at 6 South El Dorado Street in downtown Stockton. The lease cost is $0.70 per square foot per month over the life of the lease. The Company's projected lease expense for 2005 is approximately $246,000 per year.

     In 1999, the Company entered into a 10-year lease with two options to extend for an additional 5 years each for the 3,861 square foot building in Tracy. The Tracy office is located at 2850 Tracy Boulevard. The annual rent on the Tracy office was $69,000 for the first five years. The current annual rent is $71,000 for 2005 and will continue to increase annually at a rate of 3% per year.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

Item (*)  Executive Officers of the Registrant.
          -----------------------------------

     The following table presents certain information regarding the executive officers of the Company:

     NAME                  AGE    POSITION(S)                      SINCE
     ----                  ---    -----------                      -----
     Steven A. Rosso       50     President and CEO/Director       1992
     Gary A. Stewart       55     Executive VP/CCO/Director        1996
     JoAnne Roberts        48     Vice President/CFO               2004

(*) Included pursuant to General Instruction (G(3).

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
        ----------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

     See information under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" in the Company's 2004 Annual Report to Shareholders), which information is incorporated here by reference.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     See information under the caption "Five Year Selected Financial Data" in the Company's 2004 Annual Report to Shareholders, (see page 1), which information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATION.
        -------------

     See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 2004 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.
         ---------------------------------------------------------

     See information under the caption "Liquidity and Market Risk" in the Company's 2004 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
        ------------------------------------------

     See Independent Auditor's Report, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders' Equity, Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company's 2004 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

     None

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There were no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION
         -----------------

     None.

                                    PART III
                                    --------

     Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2005 Annual Meeting of Shareholders (the "Proxy Statement").


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

     The information required by this item is incorporated by reference from the table of directors in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

     The information required by this item is incorporated by reference from the Proxy Statement, including all information under the caption "Compensation and Certain Transactions" except for information under the subheading "Transactions with Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS.
         ----------------------------

     The information required by this item is incorporated by reference from the Proxy Statement, including information under the captions "Principal Shareholders" and "Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheading "Transactions with Management."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         --------------------------------------

     The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheading "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

     (a)(1)
     The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2004, are filed and incorporated by reference in Item 8 of this report.

          (i)  Report of Independent Registered Public Accounting Firm
               Independent Auditor's Report dated March 10, 2005.
          (ii) Consolidated Balance Sheet, December 31, 2004 and 2003.
          (iii) Consolidated Statement of Income: Years ended December 31, 2004, 2003 and 2002.
          (iv) Consolidated Statement of Changes in Shareholders' Equity: Years ended December 31, 2004, 2003 and 2002.
          (v) Consolidated Statement of Cash Flows: Years ended December 31, 2004, 2003 and 2002.
          (vi) Notes to Consolidated Financial Statements.

     (2) (3) See the Index to Exhibits below, which is incorporated herein by reference.

     (b) The Exhibits listed on the Index of Exhibits are filed and incorporated here by reference.

     (c) All Schedules have been omitted because they are not applicable or not required, or because the information is included in the financial statements or the notes thereto or is not material.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2005                     PACIFIC STATE BANCORP


                                         By: /s/ STEVEN A. ROSSO
                                             -----------------------------------
                                         Steven A. Rosso
                                         President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 17, 2005                    By: /s/ STEVEN A. ROSSO
                                             -----------------------------------
                                         Steven A. Rosso
                                         President and Chief Executive Officer
                                         Director

Date:  March 17, 2005                    By: /s/ JOANNE ROBERTS
                                             -----------------------------------
                                         JoAnne Roberts
                                         Vice President/CFO
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)

Date:  March 17, 2005                    By: /s/ MICHAEL L. DALTON
                                             -----------------------------------
                                         Michael L. Dalton
                                         Director and Vice Chairman
                                         Chairman of the Audit Committee

Date:  March 17, 2005                    By: /s/ HAROLD HAND
                                             -----------------------------------
                                         Harold Hand
                                         Director and Chairman of the Board

Date:  March 17, 2005                    By: /s/ PATRICIA A. HATTON
                                             -----------------------------------
                                         Patricia A. Hatton
                                         Director and Chairperson of the
                                         Director Loan Committee

Date:  March 17, 2005                    By: /s/ STEVEN J. KIKUCHI
                                             -----------------------------------
                                         Steven J. Kikuchi
                                         Director and Secretary of the Board

Date:  March 17, 2005                    By: /s/ MAXWELL FREEMAN
                                             -----------------------------------
                                         Maxwell Freeman
                                         Director

Date:  March 17, 2005                    By: /s/ YOSHIKAZU MATAGA
                                             -----------------------------------
                                         Yoshikazu Mataga
                                         Director

Date:  March 17, 2005                    By: /s/ GARY A. STEWART
                                             -----------------------------------
                                         Gary A. Stewart
                                         Executive Vice President/CLO
                                         Director

Date:  March 17, 2005                    By: /s/ KATHLEEN VERNER
                                             -----------------------------------
                                         Kathleen Verner
                                         Director

Date:  March 17, 2005                    By: /s/ PHILIP B. WALLACE
                                             -----------------------------------
                                         Philip B. Wallace
                                         Director

                                LIST OF EXHIBITS

3.1     Articles of Incorporation, as amended.
3.2 Bylaws Incorporated by reference from Exhibit 3.2 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").
4 Agreement to file copy of Indenture for the Company's $5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued to Pacific State Statutory Trust I. Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2002.
4.1 Agreement to file copy of Indenture for the Company's $3.5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued to Pacific State Statutory Trust II. Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2003.
10.1    Lease Agreement for Main Office. Incorporated by reference from Exhibit
        10.1 filed with the S-4.
10.2    Intentionally left blank
10.3    Lease Agreement, Tracy Branch Office. Incorporated by reference from
        Exhibit 10.3 filed with the S-4.
10.4*   Employment Agreement (Steven A. Rosso). Incorporated by reference from
        Exhibit 10.4 filed with the S-4.
10.5    Intentionally left blank
10.6* 1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.
13 The portions of the Pacific State Bancorp 2004 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.
21      List of Subsidiaries
23      Consent of Independent Registered Public Accounting Firm Auditor's
        Consent
31.1 Certification of the Chief Executive Officer (section 302 of Sarbanes-Oxley Act).
31.2 Certification of the Chief Financial Officer (section 302 of Sarbanes-Oxley Act).
32      Certifications of Report (section 906 of Sarbanes-Oxley Act).

*       Denotes management contract or compensatory arrangement