Form 10-Q
period 2005-03-31
PACIFIC STATE BANCORP
filed 2005-05-16
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2005


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


        Registrant's Telephone Number, including Area Code (209) 870-3200

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

                   Yes [ ]                            No [X]


Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

       Title of Class              Shares outstanding as of April 27, 2005
       --------------              ---------------------------------------
        Common Stock                              3,458,472
        No Par Value

                                     PART I

                           ITEM 1. FINANCIAL STATEMENT

                      Pacific State Bancorp and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

(In thousands, except share amounts)                                        March 31,    December 31,
                                                                              2005           2004
                                                                          ------------   ------------
Assets
------
Cash and due from banks                                                   $     15,830   $     12,108
Federal funds sold                                                              16,732             --
                                                                          ------------   ------------
         Total cash and cash equivalents                                        32,562         12,108
Interest -bearing deposits in banks                                              5,000          6,100
Investment securities - available for sale (amortized cost of $18,236
in 2005 and $17,407 in 2004)                                                    18,162         17,482

Loans, less allowance for loan losses of $2,276 in 2005 and $2,214 in
2004                                                                           196,817        199,535
Premises and equipment, net                                                      9,658          9,748
Company owned life insurance                                                     4,312          4,246
Accrued interest receivable and other assets                                     5,315          5,142
                                                                          ------------   ------------
              Total assets                                                $    271,826   $    254,361
                                                                          ============   ============
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
    Non-interest bearing                                                  $     50,316   $     51,980
    Interest bearing                                                           190,118        171,781
                                                                          ------------   ------------
         Total deposits                                                        240,434        223,761
Other borrowings                                                                 4,000          4,000
Subordinated debentures                                                          8,764          8,764
Accrued interest payable and other liabilities                                     924          1,006
                                                                          ------------   ------------
         Total liabilities                                                     254,122        237,531

Commitments and contingencies
Shareholders' equity:

    Preferred stock - no par value; 2,000,000 shares authorized;
      None issued and outstanding                                                   --             --
    Common stock - no par value; 24,000,000 shares authorized;
      issued and outstanding 3,454,922 in 2005 and 3,448,042 in 2004 .           7,174          7,159
Retained earnings                                                               10,574          9,626
Accumulated other comprehensive (loss) income, net of tax                          (44)            45
              Total shareholders' equity                                        17,704         16,830
              Total liabilities and shareholders' equity                  $    271,826   $    254,361
                                                                          ============   ============

       See notes to unaudited condensed consolidated financial statements


                      Pacific State Bancorp and Subsidiary
                   Condensed Consolidated Statement of Income
                                   (Unaudited)

For the Three Months Ended                                                          March 31,
                                                                          ---------------------------
                                                                              2005           2004
(In thousands, except per share amounts)                                 ------------   ------------
Interest income:
    Interest and fees on loans                                            $      3,647   $      2,851
    Interest on Federal funds sold                                                  58              2
    Interest on investment securities                                              223            103
                                                                          ------------   ------------
                         Total interest income                                   3,928          2,956

Interest expense:
    Interest on deposits                                                           935            495
    Interest on subordinated debentures                                            121             60
    Interest on borrowings                                                          19             33
                                                                          ------------   ------------
                         Total interest expense                                  1,075            588
                                                                          ------------   ------------
                         Net interest income before provision
                           for loan Losses                                       2,853          2,368
Provision for loan losses                                                           60             90
                                                                          ------------   ------------
                         Net interest income after
                           provision for loan losses                             2,793          2,278
                                                                          ------------   ------------
Non-interest income:
   Service charges                                                                 181            253
   Gain on sale of loans                                                           370             54
   Other income                                                                    218            164
                                                                          ------------   ------------
                         Total non-interest income                                 769            471

Non-interest expenses:
   Salaries and employee benefits                                                1,117            850
   Occupancy                                                                       197            155
   Furniture and equipment                                                         132            113
   Other expenses                                                                  586            587
                                                                          ------------   ------------
                         Total non-interest expenses                             2,032          1,705
                                                                          ------------   ------------
                         Income before provision for income taxes                1,530          1,044
Provision for income taxes                                                         582            386
                                                                          ------------   ------------
                         Net income                                       $        948   $        658
                                                                          ============   ============
Basic earnings per share 3/31/04 Press Release =.$19??                    $       0.27   $       0.20
                                                                          ============   ============
Diluted earnings per share                                                $       0.24   $       0.18
                                                                          ============   ============

Weighted average common shares outstanding                                   3,452,601      3,384,710

Weighted average common and common equivalent shares outstanding             3,898,120      3,650,882

       See notes to unaudited condensed consolidated financial statements


                      Pacific State Bancorp and Subsidiary
                             Statement of Cash Flows
                                  (Unaudited)
                                                                                   For the Three Months
                                                                                          Ended
(In thousands)                                                                           March 31,
                                                                               ---------------------------
                                                                                   2005           2004
                                                                               ------------   ------------
Cash flows from operating activities:
  Net income                                                                   $        948   $        658
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                             60             90
   Deferred loan origination fees and costs, net                                         51             69
   Depreciation and amortization                                                        112             96
   Increase in Company owned life insurance, net                                        (66)           (47)
   Decrease in accrued interest receivable and other assets                            (324)          (180)
   (Decrease) increase in accrued interest payable and other
     liabilities                                                                         17            279
                                                                               ------------   ------------
              Net cash provided by operating activities                                 843            965
                                                                               ------------   ------------
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits in banks                       1,100           (100)

  Purchases of available-for-sale investment securities                              (1,000)          (747)

  Proceeds from principal repayments from available-for-sale securities                 200            189

  Net (decrease) increase in loans                                                    2,607        (12,620)

  Proceeds from sale of premises and equipment                                           (2)            --
  Purchases of premises and equipment How can purchases not be (16)?                     17           (891)
                                                                               ------------   ------------
        Net cash provided by (used in) investing activities                           2,922        (14,169)
                                                                               ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in demand, interest-bearing and savings deposits           16,983         (4,247)
This or time deposits off $1k
  Net (decrease) increase in time deposits                                             (309)         9,792
  Proceeds from the issuance of subordinated debentures                                  --          3,609
                                                                               ------------   ------------
  Proceeds from stock options exercised                                                  15             59
                                                                               ------------   ------------
  Net cash provided by financing activities                                          16,689          9,213
  Increase (decrease) in cash and cash equivalents                                   20,454         (3,991)
Cash and cash equivalents at beginning of year                                       12,108         12,773
                                                                               ------------   ------------
Cash and cash equivalents at end of period                                     $     32,562   $      8,782
                                                                               ============   ============

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary guarantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and individuals within the bank's service area. Pacific State Statutory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2005 had 65 employees, including 28 officers. The Bank does not engage in any non-bank lines of business and its business is not to any significant degree seasonal in nature. The Bank's Administrative headquarters are located at 1899 W. March Lane, Stockton, California. The Bank operates seven branches with its main office located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California. In 2004, the company opened a Loan Production Office in Castro Valley, California.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2005 and December 31, 2004, and the results of its operations for the three month periods ended March 31, 2005 and 2004 and its cash flows for the three month periods ended March 31, 2005 and 2004 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 2005 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual amounts and results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, the provision for income taxes and the estimated fair value of investment securities.

Management has determined that all of the commercial banking products and services offered by the Company are available in each branch of the Bank, that all branches are located within the same economic environment and that management does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and it's subsidiary operate as one business segment. No customer accounts for more than 10% of the revenue for the Bank or the Company.

On September 16, 2004, the Company's Board of Directors approved a two-for-one stock split to shareholders of record at the close of business on September 30, 2004, effective on the same date. All shares outstanding, stock option and per share data in the consolidated financial statements have been retroactively restated to give effect to the stock split.

3. LOANS

         Outstanding loans are summarized below:

                                                   March 31,     December 31,
                                                     2005           2004
                                                 ------------   ------------
    (In thousands)

    Commercial                                   $     40,901   $     40,562
    Agricultural                                       14,615         15,007
    Real estate - commercial mortgage                 103,220        109,895
    Real estate - construction                         26,810         22,965
    Installment                                        13,398         13,121
                                                 ------------   ------------

                                                      198,944        201,550

    Deferred loan origination costs, net                  149            199
    Allowance for loan losses                          (2,276)        (2,214)
                                                 ------------   ------------

                                                 $    196,817   $    199,535
                                                 ============   ============

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $44,754,000 and $41,868,000 and stand-by letters of credit of $402,000 and $498,000 at March 31, 2005 and December 31, 2004, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2005.

Approximately $21,492,000 of the loan commitments outstanding at March 31, 2005 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at March 31, 2005 and December 31, 2004.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options

6. COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is made up of net income plus other comprehensive income or loss. Other comprehensive income or loss, net of taxes, is comprised of the unrealized gains or losses on available-for-sale investment securities. The following table shows comprehensive income and its components for the periods indicated:

                                                      Three Months Ended
                                                 ---------------------------
    (In thousands)                                3/31/2005      3/31/2004
                                                 ------------   ------------
    Net Income                                   $        948   $        658
    Other Comprehensive (Loss) Income:
       Change in unrealized gain on
       available for sale securities                      (89)            58
       Reclassification adjustment                         --             --
                                                 ------------   ------------
    Total Other Comprehensive (Loss)
    Income                                                (89)            58
    Total Comprehensive Income                            859            716
                                                 ============   ============

7. ACCOUNTING PRONOUCEMENTS

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after December 15, 2005, or the fiscal year beginning January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

8. STOCK-BASED COMPENSATION

At March 31, 2005, the Company has two stock-based employee compensation plans, the Pacific State Bancorp 1997 Stock Option Plan and the Pacific State Bancorp 1987 Stock Option Plan (the "Plans"). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                  For the Three Months Ended
                                                          March 31
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
(In thousands, except share amounts)

Net income, as reported                          $        948   $        658
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method
  for all awards, net of related tax effects               66             66
                                                 ------------   ------------
  Pro forma net income, in thousands             $        882   $        592
                                                 ============   ============

Basic earning per share - as reported            $       0.26   $       0.20
Basic earning per share - pro forma              $       0.26   $       0.18

Diluted earnings per share - as reported         $       0.24   $       0.18
Diluted earnings per share - pro forma           $       0.23   $       0.17

The fair value of each option is estimated on the date of the grant using an option-pricing model with the following assumptions:

Weighted average fair value of options granted
Dividend yield
Expected volatility
Risk-free interest rate
Expected option life in years

There were no options grants made during the three-month period ending March 31, 2005 and 2004

                         PART I - FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, maybe less favorable than expected, resulting in among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures and fraud; and (9) changes in the securities market. Therefore the information set forth herein should be carefully considered when evaluating the business prospect of Pacific State Bancorp.

When the Company uses in this Quarterly Report the words "anticipate", "estimate", "expect", "project", "intend, "commit", "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of the uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INTRODUCTION

Pacific State Bancorp (the "Company") is traded on the OTC bulletin Board under the symbol of "PSBC". The following discussion and analysis sets forth certain statistical information relating to the company as of March 31, 2005 and December 31, 2004 and the three month periods ended March 31, 2005 and 2004. The discussion should be read in conjunction with condensed consolidated financial statements and related notes included elsewhere in this 10-Q and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in the Company's 2004 Annual Report to Shareholders' on Form 10-K.

OVERVIEW

The Company's net income increased $290 thousand or 44.1% to $948 thousand for the three month period ended March 31, 2005 from $658 thousand for the same period in 2004. The primary contributors to the increase in net income for the first three months of the 2005 were a $485 thousand increase in net interest income and a $298 thousand increase in non-interest income. The increases were mostly offset by an increase in salaries and benefits of $267 thousand, an increase in occupancy expense of $42 thousand and an increase in the provision for income taxes of $196 thousand.

Total assets at March 31, 2005 were $272 million, an increase of $17 million or 7%, from the $254 million at December 31, 2004. The growth in assets was funded by growth in the Company's deposits. Deposits grew $17 million or 7.5% to $240 million at March 31, 2005 from $224 million at December 31, 2004.

The annualized return on assets was 1.42% for the three months ended March 31, 2005 compared to 1.31% for the same period in 2004. The annualized return on equity was 22.11% for the three months ended March 31, 2005 compared to 19.49% for the same period in 2004.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2005

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis was $2.9 million for the three months ended March 31, 2005, an increase of $485 thousand or 20.5% from $2.4 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increase in the company's average loan and investment balances supported by slight increases in the yields earned . These increases were partially offset by the increases in both the level of average interest bearing liabilities and the increase in the average rates paid.

Interest income increased $972 thousand or 32.9% to $3.9 million for the three months ended March 3, 2005 from $2.9 million for the same period in 2004. The increase in income was primarily attributed to volume increases in investment and loan balances as well as a slight increase in yield, particularly in investment securities. The Company's average investment balances were $18.2 million for the three months ended March 31, 2005, up $6.4 million, or 54.2%, from $11.8 million for the same period in 2004. The Company's average loan balances were $203.2 million for the three months ended March 31, 2005, up $41.6 million or 25.7% from $161.6 million for the same period in 2004. The Company's average loan yield was 7.28% for the three months ended March 31, 2005, up 20 basis points from the 7.08% yield for the same period in 2004. As a result of the change in mix of the Company's earning assets, the yield on average earning assets was up slightly to 6.70% for the three months ended March 31, 2005, from the 6.65% yield for the same period in 2004

Interest expense increased $487 thousand, or 82.8% to $1.1 million for the three months ended March 31, 2005, up from $588 thousand for the same period in 2004. The increase is primarily attributed to both the increase in interest-bearing deposit volumes and in the rates paid on interest bearing liabilities. The Company's average balances of interest bearing liabilities were $193.3 million for the three months ended March 31, 2005, up $44.3 million, or 29.7% from $149.0 million for the same period in 2004. Additionally the average rate paid on interest-bearing deposits increased 68 basis points to 2.26% for the three months ended March 31, 2005 from 1.58% for the same period in 2004.

As a result of the changes noted above, the net interest margin for the three months ended March 31, 2005 decreased 46 basis points or 8.6% to 4.86%, down from 5.32% for the same period in 2004.

The following table presents for the three month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

                                                       For the Three Months Ended         For the Three Months Ended
                                                              March 31, 2005                     March 31, 2004
                                                    --------------------------------    ----------------------------------
 (In thousands)                                                   Interest                           Interest
                                                     Average      Income/    Yield/      Average     Income/      Yield/
                                                     Balance      Expense     Rate       Balance     Expense       Rate
                                                    ---------    ---------  --------    ---------    ---------   ---------
Assets
 Loans  (1) (2)                                     $ 203,198    $   3,647      7.28%   $ 161,577    $   2,851        7.08%
Investment Securities (1)                              18,191          195      4.35%      11,790           94        3.20%
Federal Funds Sold                                     10,460           58      2.25%       1,001            3        1.20%
Interest-bearing Deposits in Banks                      6,088           28      1.87%       4,018            8        0.80%
Total Average Earning Assets                        $ 237,937    $   3,928      6.70%   $ 178,386    $   2,956        6.65%
                                                    ---------    ---------  --------    ---------    ---------   ---------

Cash & Due From Banks                               $  13,450                           $   9,340
Premises and Equipment                                  9,710                               9,252
Other Assets                                           11,376                               7,060
Less: Allowance for Loan Losses                        (2,247)                             (1,702)

Total Average  Assets                               $ 270,226                           $ 202,336
                                                    =========                           =========

Liabilities and Shareholders Equity
Interest Bearing Liabilities:
Interest Bearing Demand                             $ 101,019    $     542      2.18%   $  50,348    $     102       .0.81%
Savings                                                 7,286            9      0.50%       6,059            3        0.20%
Time  Deposits                                         72,264          384      2.16%      81,839          390        1.91%
Other Borrowings (3)                                   12,764          140      4.45%      10,787           93        3.46%
                                                    ---------    ---------  --------    ---------    ---------   ---------
Total Average Interest Bearing Liabilities (4)        193,333    $   1,075      2.26%     149,033    $     588        1.58%
                                                                 ---------                           ---------
Non-Interest  Bearing Demand                           55,229                              39,241
Other Liabilities                                        4284                                 474
Shareholder Equity                                     17,380                              13,588
                                                    ---------                           ---------
Total Average Liabilities and Shareholders Equity   $ 270,226                           $ 202,336
                                                    =========                           =========

Net Interest Income and Net Interest Margin (5)                  $   2,853      4.86%                $   2,368        5.32%
                                                                 =========                           =========

(1)  Not Computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the three month periods ended March 31, 2005 and 2004 amounted to $177 thousand and $241 thousand, respectively.
(3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5)  Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense for the three month periods indicated and the effect of the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates.

                                        2005 over 2004 change in net interest income
                                  -------------------------------------------------------
                                     Net
(In thousands)                      Change          Rate          Volume          Mix
                                  ----------     ----------     ----------     ----------
Interest Income:
Loans and leases                  $      796     $       49     $      734     $       13
Investment securities                    156             16            120             20
Federal funds sold                        20             10              4              5
                                  ----------     ----------     ----------     ----------
      Total interest income       $      972     $       75     $      859     $       38

Interest Expense:
Interest-bearing Demand                  440            168            103            169
Savings                                    6              4              1              1
Time                                      (6)            45            (46)            (5)
Other Borrowings                          47             25             17              5
                                  ----------     ----------     ----------     ----------
      Total interest expense      $      487     $      243     $       75     $      170

                                  ----------     ----------     ----------     ----------
Net interest income               $      485     $     (167)    $      784     $     (132)
                                  ==========     ==========     ==========     ==========

(1) The volume change in net interest income represents the change in average balance divided by the previous year's rate.
(2) The rate change in net interest income represents the change in rate divided by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $60 thousand in provision for loan losses for the three month period ended March 31, 2005, down $30 thousand or 33.3%, from the $90 thousand provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income. During the three months ended March 31, 2005, total non-interest income increased $298 thousand or 63.3% to $769 thousand, up from $471 thousand for the comparable period in 2004. The increase in non interest income was primarily the result of the increase in gain on sale of loans and the increase in other non-interest income. These increases were offset by a decrease in service charge income.

The increase in gain on sale of loan income is due to the timing of the sale of the loans. Income derived from the gain on sale of loans increased $316 thousand or 585.2% to $370 thousand, up from $54 thousand for the comparable period in 2004.

The increase in other non-interest income is the result of an increase in mortgage referral fees. Other non-interest income increased $54 thousand or 32.9% to $218 thousand, up from $164 thousand for the comparable period in 2004.

The decrease in service charge income is the result of higher earnings rate paid on accounts charged though account analysis for certain depositors for charges based on their volume of activity, as well as a decrease in the volume of account overdrafts.] Service charge income decreased $72 thousand or 28.5% to $181 thousand, down from $253 thousand for the comparable period in 2004.

Non-Interest Expense. Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended March 31, 2005 was $2.0 million compared to $1.7 million for the same period in

2004, representing an increase of $327 thousand or 19.2%. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth. The increase in occupancy expense is attributable to the addition of a loan production facility in Alameda County. The following table sets forth a summary of non-interest expense for the periods indicated.
                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
    (In thousands)                                  2005           2004
                                                 ----------     ----------
    Non-interest Expense:

    Salaries & Benefits                          $    1,117     $      850
    Occupancy                                           197            155
    Furniture and Equipment                             132            113
    Other Expense                                       586            587

    Total Non-Interest Expense                   $    2,032     $    1,705
                                                 ==========     ==========

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax.

The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

Three Month Period Ended March 31,
----------------------------------
(In thousands)
                                                    2005           2004
                                                 ----------     ----------
Tax Provision                                    $      582     $      386
Effective Tax Rate                                     38.0%          36.9%


LOAN PORTFOLIO COMPOSITION

The Company concentrates its lending activities primarily within Calaveras, San Joaquin, Stanislaus, Tuolumne and Alameda Counties.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                  March 31,     December 31,
                                                    2005           2004
                                                 ----------     ----------
(In thousands)

Commercial                                       $   40,901     $   40,562
Agriculture                                          14,615         15,007
Real estate -commercial mortgage                    103,220        109,895
Real estate-construction                             26,810         22,965
Installment                                          13,398         13,121
Deferred loan origination costs, net                    149            199
Allowance for Loan Losses                            (2,276)        (2,214)

Total Net Loans                                  $  196,817     $  199,535
                                                 ----------     ----------

The Company continues to manage the mix of its loan portfolio consistent with its identity as a community bank servicing Northern California and the Central Valley. Net portfolio loans have decreased $2.7 million or 1.35%, to $196.8 million at March 31, 2005 from $199.5 million at December 31, 2004. Commercial loans have increased $339 thousand or .84% from $40.6 million at December 31, 2004. Agricultural Loans decreased $392 thousand or 2.6% from $15.0 million at December 31, 2004. Real estate commercial mortgage loans decreased $6.7 million or 6.1% from $110.0 million at December 31, 2004. Real estate construction loans increased $3.8 million or 16.7% from $23.0 million at December 31, 2004. Installment loans increased $277 thousand or 2.1% from $13.1 million at December 31, 2004. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 28.2% of total loans, real estate construction loans of 13.6%, commercial real estate loans at 52.4%, and 6.8% for installment loans at March 312, 2005.

Nonperforming loans. Nonperforming loans at March 31, 2005 were $174, 000.
There were no nonperforming loans at December 31, 2004. Nonperforming loans as a percentage of total loans were 0.09% at March 31, 2005. Management believes that these nonperforming loan balances will be satisfactorily resolved without significant loss to the Company.

Analysis of allowance for loan losses. In determining the amount of the Company's Allowance for Loan Losses ("ALL"), management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in credit risk.

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

The provision for loan losses decreased to $60,000 for 2005 versus $90,000 in 2004. The decrease in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                                    Three Months Ended
(In thousands)                                           March 31,
                                                 -------------------------
                                                    2005           2004
                                                 ----------     ----------
    Beginning Balance:                                2,213          1,653
    Provision for loan losses                            60             90
    Charge-offs:
                Commercial                                0              0
                Real Estate                               0              0
                Other                                     0              0
                                                 ----------     ----------
    Total Charge-offs                                     0              0
                                                 ----------     ----------
    Recoveries:
                Commercial                                3              0
                Other                                     0              0
                                                 ----------     ----------
    Total Recoveries                                      3              0
                                                 ----------     ----------
    Ending Balance                                    2,276          1,743
                                                 ==========     ==========
    ALL to total loans                                 1.14%          1.05%
    Net Charge-offs to average
    loans-annualized                                    0.0%           0.0%


Investment securities and Federal Funds. Combined investment securities, Federal funds sold and interest-bearing deposits in other banks increased $17.3 million to $40.9 million at March 31, 2005, from $23.6 million at December 31, 2004. Federal funds sold increased to $16.7 million at March 31, 2005 as funding from the growth in deposits was invested in Federal funds. There were no Federal funds sold at December 31, 2004.

The Company's investment in U.S. Treasury securities decreased to 31.2% of the investment portfolio at March 31, 2005 compared to 34.1% at December 31, 2004. Obligations of U.S. Agencies decreased to 15.0% of the investment portfolio at March 31, 2005 compared to 18.0% at December 31, 2004. The Company's investment in corporate bonds increased to 13.1% of the investment portfolio at March 31, 2005 compared to 1.8% at December 31, 2004. Tax-exempt municipal obligations bonds decreased to 40.7% of the investment portfolio at March 31, 2005 compared to 46.2 at December 31, 2004.

Deposits. Total deposits were $240.4 million as of March 31, 2005, an increase of $16.6 million or 7.42% from the December 31, 2004 balance of $223.8 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposit and interest bearing checking deposits decreased to 28.1% of total deposits form 32.9% at December 31, 2004. Money market and savings accounts increased to 42.68% of total deposits from 35.9% at December 31, 2004. Time deposits decreased to 29.3% of total deposits from 31.2% at December 31, 2004

CAPITAL RESOURCES

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

This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and the qualifying portion of subordinated debentures) and "Tier 2" capital (defined as principally comprising Tier 1 capital and the remaining qualifying portion of subordinated debentures and the qualifying portion of the ALL).

The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital is to be comprised of Tier 1 capital; the balance may consist of debt securities and a limited portion of the ALL.

As of March 31, 2005 the most recent notification by the Federal Depository Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.


The Company's risk-based capital ratios are presented below.

                                                                   For Capital
                                               Actual            Adequacy Purposes
                                       ---------------------   ---------------------
                                                                Minimum      Minimum
                                         Amount       Ratio      Amount       Ratio
                                       ----------   --------   ----------   --------
Company
As of March 31, 2005:
  Total capital
    (to risk weighted assets)          $   27,665       12.1%  $   18,241       8.00%
  Tier I capital
    (to risk weighted assets)          $   22,604        9.9%  $    9,120       4.00%
  Tier I capital
    (to average assets)                $   22,604        8.4%  $   10,721       4.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)          $   26,704       12.6%  $   16,875       8.00%
  Tier I capital
    (to risk weighted assets)          $   21,262       10.1%  $    8,437       4.00%
  Tier I capital
    (to average assets)                $   21,262        8.3%  $   10,245       4.00%*

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

With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold , available-for-sale investment securities, and principal and interest payments on loans. With respect to liabilities, liquidity is provided by core deposits, shareholders' equity and the ability of the Company to borrow funds and to generate deposits.

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, interest bearing deposits and available-for-sale investment securities) totaled $55.6 million or 20.4% of total assets at March 31, 2005 compared to $35.5 million or 13.9% of total assets at December 31, 2004. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates such as interest rates, commodity prices and equity prices. As a financial institution, the Company's market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earnings assets and interest bearing liabilities, other than those that possess a short term to maturity. Based upon the nature of its operations, the Company is not subject to foreign currency exchange or commodity pricing. However, the Company's commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

         The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and managing exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from management of assets and liabilities through using floating rate loans and deposits, maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest earning assets, such as loans and securities, and interest expense on interest bearing liabilities, such as deposits, trust preferred securities and other borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest earning assets reprice differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

         The Company seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate exposure. As part of this effort, the Company measures interest rate risk utilizing both an internal asset liability measurement system as well as employing independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Company's interest rate risk, enabling management to make any adjustments necessary.

         Interest rate risk is managed by the Company's Asset Liability Committee ("ALCO"), which includes members of senior management and several members of the Board of Directors. The ALCO monitors interest rate risk by analyzing the potential impact on interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company's balance sheet in part to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rates. The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO.

In managements opinion there has not been a material change in the Company's market risk or interest rate risk profile for the three months ended March 31, 2005 compared to December 31, 2004 as discussed in the Company's 2004 Annual Report on Form 10-K.

                         ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c15(e) or 15d-15(e))), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           Part II - Other Information

                                ITEM 6. EXHIBITS

The exhibits itemized on the List of Exhibits following the signature page of this report are incorporated here by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pacific State Bancorp

Date: May 16, 2005                     BY: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer


                                       Pacific State Bancorp

Date: May 16, 2005                     BY: /s/ JOANNE ROBERTS
                                           ------------------------------------
                                           JoAnne Roberts
                                           Senior Vice President and
                                           Chief Financial Officer

                                    EXHIBITS

31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32.1     Certification pursuant to section 906 of the Sarbanes-Oxley Act.

32.2     Certification pursuant to section 906 of the Sarbanes-Oxley Act.