Form 10-Q
period 2005-06-30
PACIFIC STATE BANCORP
filed 2005-08-12
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2005
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

                       Yes [ ]                   No [X]

       Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

         Title of Class            Shares outstanding as of August 11, 2005

          Common Stock                            3,458,000
          No Par Value

                                     PART I

                           ITEM 1. FINANCIAL STATEMENT

                      Pacific State Bancorp and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

(in thousands, except share amounts)                                                         June 30,        December 31,
Assets                                                                                         2005              2004
------                                                                                     ------------      ------------
Cash and due from banks                                                                    $      7,124      $     12,108
Interest -bearing deposits in banks                                                               5,000             6,100
Investment securities -  (amortized cost of $18,938 in 2005 and $17,407 in 2004)                 18,890            17,482
Loans, less allowance for loan losses of $2,332 in 2005 and $2,214 in 2004                      212,546           199,535
Premises and equipment, net                                                                       9,563             9,748
Company owned life insurance                                                                      4,329             4,246
Accrued interest receivable and other assets                                                      6,033             5,142
                                                                                           ------------      ------------
                                  Total assets                                             $    263,485      $    254,361
                                                                                           ============      ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
    Non-interest bearing                                                                   $     58,034      $     51,980
    Interest bearing                                                                            171,991           171,781
              Total deposits                                                                    230,025           223,761
Other borrowings                                                                                  4,000             4,000
Subordinated debentures                                                                           8,764             8,764
Accrued interest payable and other liabilities                                                    1,852             1,006
                                                                                           ------------      ------------
             Total liabilities                                                                  244,641           237,531
Commitments and contingencies
Shareholders' equity:

    Preferred stock - no par value; 2,000,000 shares authorized;
         none issued and outstanding                                                                 --                --
    Common stock - no par value; 24,000,000 shares authorized;
    issued and outstanding 3,481,152 in 2005 and 3,448,042 in 2004                                7,261             7,159

Retained earnings                                                                                11,631             9,626
Accumulated other comprehensive (loss) income, net of taxes                                         (48)               45
                                 Total shareholders' equity                                      18,844            16,830
                                 Total liabilities and shareholders' equity                $    263,485      $    254,361
                                                                                           ============      ============

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                 June 30,                       June 30,
                                                            Three Months Ended             Six Months Ended
                                                         -------------------------     -------------------------
(in thousands, except per share amounts)                    2005           2004           2005           2004
                                                         ----------     ----------     ----------     ----------
Interest income:
    Interest and fees on loans                           $    4,234     $    3,042     $    7,881     $    5,894
    Interest on Federal funds sold                               67             13            125             15
    Interest on investment securities                           228            126            451            228
                                                         ----------     ----------     ----------     ----------
                         Total interest income                4,529          3,181          8,457          6,137
Interest expense:
    Interest on deposits                                      1,070            582          2,005          1,076
    Interest on subordinated debentures                         105             89            226            150
    Interest on borrowings                                       28             31             47             65
                                                         ----------     ----------     ----------     ----------
                         Total interest expense               1,203            702          2,278          1,291
                                                         ----------     ----------     ----------     ----------
                         Net interest income before
                           provision for loan losses          3,326          2,479          6,179          4,846
Provision for loan losses                                        60            138            120            228
                                                         ----------     ----------     ----------     ----------
                   Net interest income after
                   provision for loan losses                  3,266          2,341          6,059          4,618
                                                         ----------     ----------     ----------     ----------
Non-interest income:
   Service charges                                              189            351            370            605
   Other fee income                                             192            330            410            494
   Gain on sale of loans                                        216             19            586             73
                                                         ----------     ----------     ----------     ----------
                         Total non-interest income              597            700          1,366          1,172
Non-interest expenses:
   Salaries and employee benefits                             1,192            877          2,309          1,728
   Occupancy                                                    196            181            393            336
   Furniture and equipment                                      147            115            279            228
   Other                                                        651            601          1,237          1,188
                                                         ----------     ----------     ----------     ----------
                       Total non-interest expense             2,186          1,774          4,218          3,480
                                                         ----------     ----------     ----------     ----------
                       Income before provision for
                         income taxes                         1,677          1,267          3,207          2,310
Provision for income taxes                                      620            491          1,202            876
                                                         ----------     ----------     ----------     ----------
                       Net income                        $    1,057     $      776     $    2,005     $    1,434
                                                         ==========     ==========     ==========     ==========
Basic earnings per share                                 $     0.31     $     0.23     $     0.58     $     0.42
                                                         ==========     ==========     ==========     ==========
Diluted earnings per share                               $     0.27     $     0.21     $     0.52     $     0.40
                                                         ==========     ==========     ==========     ==========
Weighted average common shares outstanding                3,466,017      3,413,596      3,458,115      3,398,186
Weighted average common and common equivalent
shares outstanding
                                                          3,845,993      3,660,284      3,869,135      3,644,874

       See notes to unaudited condensed consolidated financial statements

                     Pacific State Bancorp and Subsidiaries
                             Statement of Cash Flows

                                                                                             (Unaudited)
                                                                                      For the Six Months Ended
(in thousands)                                                                                 June 30
                                                                                     --------------------------
                                                                                        2005            2004
                                                                                     ----------      ----------
Cash flows from operating activities:
       Net income                                                                    $    2,005      $    1,434
       Adjustments to reconcile net income to net cash
               provided by operating activities:
               Provision for loan losses                                                    120             228
               Gain on Sale of Loans                                                       (586)            (73)
               Net increase in deferred loan origination fees and costs                      11              69
               Depreciation and amortization                                                283             252
               Increase in Company owned life insurance, net of expenses                    (83)           (101)
               Decrease in accrued interest receivable and other assets                    (793)           (366)
               Increase in accrued interest payable and other liabilities                   846             258
                                                                                     ----------      ----------
                       Net cash provided by operating activities                          1,803           1,701
                                                                                     ----------      ----------

Cash flows from investing activities:
       Net decrease in interest-bearing deposits in banks                                 1,100           2,000
       Proceeds from matured and called available-for-sale investment securities            800           1,634
       Purchases of available-for-sale investment securities                             (3,034)         (7,226)
       Proceeds from principal repayments from available-for-sale securities                639             235
       Proceeds from principal repayments from held-to-maturity securities                   12
       Net increase in loans                                                            (12,556)        (20,966)
       Proceeds from sale of premises and equipment                                          17               0
       Purchases of premises and equipment                                                 (131)         (1,007)
                                                                                     ----------      ----------
              Net cash used in investing activities                                     (13,153)        (25,330)
                                                                                     ----------      ----------

Cash flows from financing activities:
  Net increase in demand, interest-bearing and savings deposits                           7,101           4,257
      Net (decrease) increase in time deposits                                             (837)         23,819
      Proceeds from the issuance of subordinated debentures                                   0           3,609
                                                                                     ----------      ----------
      Proceeds from exercise of stock options                                               102              74
                                                                                     ----------      ----------
      Net cash provided by financing activities                                           6,366          31,759
                                                                                     ----------      ----------
      (Decrease) increase in cash and cash equivalents                                   (4,984)          8,130
Cash and cash equivalents at beginning of year                                           12,108          12,773
                                                                                     ----------      ----------
Cash and cash equivalents at end of period                                           $    7,124      $   20,903
                                                                                     ==========      ==========

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary guarantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the then issued and outstanding shares of Pacific State Bank. The Bank is a California state chartered bank and is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominately small to middle-market businesses and individuals within the Bank's service area. Pacific State Statuatory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively, for the exclusive purpose of issuing and selling trust preferred securities.

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in the City of Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of June 30, 2005 had 69 employees, including 28 officers. The Bank does not engage in any non-bank lines of business and its business is not to any significant degree seasonal in nature. The Bank's Administrative headquarters are located at 1899
W. March Lane, Stockton, California. The Bank operates seven branches with its main office located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California. In 2004, the company opened a Loan Production Office in Castro Valley, California.


2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2005 and December 31, 2004, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004,and its cash flows for the six month periods ended June 30, 2005 and 2004 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders. The results of operations for the three and six month period ended June 30, 2005 may not necessarily be indicative of the operating results for the full year.

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

On September 16, 2004, the Company's Board of Directors approved a two-for-one stock split to shareholders of record at the close of business on September 30, 2004, effective on the same date. All shares outstanding, stock option and per share data in the condensed consolidated financial statements have been retroactively restated to give effect to the stock split.

3. LOANS

Outstanding loans are summarized below:


                                                June 30        December 31,
                                                 2005              2004
                                             ------------      ------------
          (In thousands)

          Commercial                         $     40,890      $     40,562
          Agriculture                              18,191            15,007
          Real estate -commercial                 110,456           109,895
          Real estate-construction                 31,745            22,965
          Installment & Other                      13,408            13,121
                                             ------------      ------------
                                                  214,690           201,550

          Deferred Loan Fees and Costs                188               199
          Allowance  for Loan and  Lease           (2,332)           (2,214)
                                             ------------      ------------
          Losses

          Total Net Loans                    $    212,546      $    199,535
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

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $64,070,000 and $41,868,000 and stand-by letters of credit of $405,000 and $498,000 at June 30, 2005 and December 31, 2004, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2005.

Approximately $19,085,000 of the loan commitments outstanding at June 30, 2005 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at June 30, 2005 and December 31, 2004.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options.


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

                                           Three Months Ended                  Six Months Ended
                                       ----------------------------      ----------------------------
(In thousands)                          6/30/2005        6/30/2004        6/30/2005        6/30/2004
                                       -----------      -----------      -----------      -----------
Net Income                             $     1,057      $       776      $     2,005      $     1,434
Other Comprehensive Income:
     Change in unrealized gain on
     available for sale securities              (3)            (259)             (93)            (185)
     Reclassification adjustment                --               --               --               --
                                       -----------      -----------      -----------      -----------
Total Other Comprehensive Income                (3)            (259)             (93)            (185)
Total Comprehensive Income                   1,054              517            1,912            1,249
                                       ===========      ===========      ===========      ===========


7. STOCK-BASED COMPENSATION

At June 30, 2005, the Company has one stock-based employee compensation plans, the Pacific State Bancorp 1997 Stock Option Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                      For the Three Months              For the Six Months
                                                             Ended                             Ended
                                                            June 30                           June 30
                                                 -----------------------------     -----------------------------
                                                     2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
(in thousands, except share amounts)
Net income, as reported                          $      1,057     $        776     $      2,005     $      1,434
Deduct:  Total stock-based employee
  compensation expense determined
  under the fair value method
  for all awards, net of related tax effects               66               66              132              132
                                                 ------------     ------------     ------------     ------------
  Pro forma net income, in thousands             $        991     $        710     $      1,873     $      1,302
                                                 ============     ============     ============     ============

Basic earning per share - as reported            $       0.31     $       0.23     $       0.58     $       0.42
Basic earning per share - pro forma              $       0.29     $       0.21     $       0.54     $       0.38

Diluted earnings per share - as reported         $       0.27     $       0.21     $       0.52     $       0.40
Diluted earnings per share - pro forma           $       0.26     $       0.19     $       0.48     $       0.36

There were no options grants made during the three-month and six month period ending June 30, 2005 and 2004

8. ACCOUNTING PRONOUCEMENTS

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123
(R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

                         PART I - FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, maybe less favorable than expected, resulting in among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures and fraud; and (9) changes in the securities market. Therefore the information set forth herein should be carefully considered when evaluating the business prospect of Pacific State Bancorp (the "Company").

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

INTRODUCTION

Effective July 12, 2005, Pacific State Bancorp common stock began trading on the Nasdaq(TM) National Market under the symbol of "PSBC". Prior to July 12, 2005 the Company was traded on the OTC Bulletin Board under the same symbol. The following discussion and analysis sets forth certain statistical information relating to the company as of June 30, 2005 and December 31, 2004 and the three and six month periods ended June 30, 2005 and 2004. The discussion should be read in conjunction with condensed consolidated financial statements and related notes included elsewhere in this 10-Q and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in the Company's 2004 Annual Report to Shareholders' on Form 10-K.

OVERVIEW

The Company's net income increased $281 thousand or 36.2% to $1,057 thousand for the second quarter of 2005 from $776 thousand for the same period in 2004. The primary contributor to the increase in net income for the second quarter of 2005 was the $847 thousand increase in net interest income and a $78 thousand decrease in the provision for loan losses. These changes were partially offset by a decrease in non -interest income of $103 thousand, an increase in salaries and benefits of $315 thousand, an increase in occupancy and equipment expense of $47 thousand and an increase in the provision for income taxes of $129 thousand. Diluted earnings per share were $0.27 for the second quarter of 2005 up 28.6% from the $0.21 for the same period in 2004.

The Company's net income increased $571 thousand or 39.8% to $2,005 thousand for the six month period ended June 30, 2005 from $1,434 thousand for the same period in 2004. The primary contributors to the increase in net income for the first six months of the 2005 were $1,333 thousand increase in net interest income, a decrease in the provision for loan losses of $108 thousand and a $194 thousand increase in non-interest income. These changes were partially offset by an increase in salaries and benefits of $581 thousand, an increase in occupancy and equipment expense of $108 thousand and an increase in the provision for income taxes of $326 thousand. Diluted earnings per share were $0.52 for the first six months of 2005 up 30.0% from the $0.40 for the same period in 2004.

Total assets at June 30, 2005 were $263 million, an increase of $9 million or 3.6%, from the $254 million at December 31, 2004. The growth in assets was primarily in the Company's loans. Loans grew $13 million or 6.5% to $213 million at June 30, 2005 from $200 million at December 31, 2004. The growth in loans was funded by the $6 million or 11.6% growth in non-interest bearing deposits and the utilization of available cash.

The annualized return on assets was 1.57% and 1.50% for the three and six months ended June 30, 2005 compared to 1.38% and 1.28% for the same periods in 2004. The annualized return on equity was 23.00% and 22.58% for the three and six months ended June 30, 2005 compared to 21.26% and 19.81% for the same periods in 2004.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2005

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis was $3.3 million for the three months ended June 30, 2005, an increase of $847 thousand or 34.2% from $2.5 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increase in the company's average loan and investment balances supported by the overall increases in the yields earned primarily on loans. These increases were partially offset by the increases in both the level of average interest bearing liabilities and the increase in the average rates paid.

Interest income increased $1.3 million or 42.4% to $4.5 million for the three months ended June 30, 2005 from $3.2 million for the same period in 2004. The increase in interest income was primarily attributed to volume increases in investment and loan balances as well as a slight increase in yield, particularly in loans, offset by a decrease in yields on investment securities. The Company's average loan balances were $208.6 million for the three months ended June 30, 2005, up $37.1 million or 21.6% from $171.5 million for the same period in 2004. The Company's average loan yield was 8.14% for the three months ended June 30, 2005, up 103 basis points from the 7.11% yield for the same period in 2004. The Company's average investment balances were $28.6 million for the three months ended June 30, 2005, up $14.0 million, or 95.9%, from $14.6 million for the same period in 2004. The Company's average investment yield was 2.44% for the three months ended June 30, 2005, down 91 basis points from the 3.35% yield for the same period in 2004. As a result of the change in mix of the Company's earning assets and the yields earned, the overall yield on average earning assets increased 66 basis points to 7.21% for the three months ended June 30, 2005, from 6.55% for the same period in 2004

Interest expense increased $501 thousand, or 70.8% to $1.2 million for the three months ended June 30, 2005, from $702 thousand for the same period in 2004. The increase is primarily attributed to both the increase in interest-bearing deposit volumes and in the rates paid on interest bearing liabilities. The Company's average balances of interest bearing liabilities were $197.8 million for the three months ended June 30, 2005, up $34.6 million, or 21.2% from $163.2 million for the same period in 2004. Additionally the average rate paid on interest-bearing deposits increased 71 basis points to 2.44% for the three months ended June 30, 2005 from 1.73% for the same period in 2004.

As a result of the changes noted above, the net interest margin for the three months ended June 30, 2005 increased 20 basis points or 3.9% to 5.30%, from 5.10% for the same period in 2004.

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

                                                 For the Three Months Ended                   For the Three Months Ended
                                                        June 30, 2005                                June 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                            Average       Interest      Yield/Rate       Average        Interest      Yield/Rate
                                            Balance       Income /                       Balance        Income /
                                                          Expense                                       Expense
Assets
Loans [1] [2]                             $  208,585     $    4,234           8.14%     $  171,505     $    3,042           7.11%
-------------
Investment Securities [1]                     28,628            174           2.44%         14,609            122           3.35%
Federal Funds Sold                             9,571             67           2.81%          4,886             13           1.07%
Interest-bearing Deposits in Banks             5,000             54           4.33%          3,924              4           0.41%
                                          ----------     ----------                     ----------     ----------
Total Average Earning Assets                 251,784     $    4,529           7.21%        194,924     $    3,181           6.55%
                                                         ----------                                    ----------
Cash & Due From Banks                         14,184                                        11,054
Other Assets                                   4,849                                        19,380
                                          ----------                                    ----------
Total Average  Assets                     $  270,817                                    $  225,358
                                          ==========                                    ==========
Liabilities and Shareholders Equity
Interest Bearing Liabilities:
Interest-bearing Demand                   $  105,049     $      595           2.27%     $   50,480     $      136           1.08%
Savings                                        6,935              9           0.52%          6,469              3           0.19%
Time  Deposits                                72,901            466           2.56%         93,254            443           1.91%
Other Borrowings [3]                          12,869            133           4.15%         13,018            120           3.70%
                                          ----------     ----------                     ----------     ----------
Total Average Interest Bearing
  Liabilities [4]                            197,754          1,203           2.44%        163,221            702           1.73%
                                                         ----------                                    ----------
Non-interest  Bearing Demand                  54,721                                        42,624
Other Liabilities                                170                                         5,330
Shareholder Equity                            18,172                                        18,185
                                          ----------                                    ----------
Total Average Liabilities and
  Shareholders Equity                     $  270,817                                    $  229,360
                                          ==========                                    ==========
Net Interest Income and Net
  Interest Margin [5]                                    $    3,326           5.30%                    $    2,479           5.10%
                                                         ==========                                    ==========

   (1)   Not computed on a tax-equivalent basis.
   (2) Loan fees included in loan interest income for the three month periods ended June 30, 2005 and 2004 amounted to $177 thousand and $241 thousand, respectively.
   (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
   (4) Total interest expense divided by the average balance of total earning assets. (5) Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                      Three Months Ended June 30,
                                             2005 over 2004 change in net interest income
                                       ---------------------------------------------------------
                                          Net
                                         Change          Rate           Volume            Mix
                                       ----------     ----------      ----------      ----------
       (In thousands)
Interest Income:
Loans and leases                       $    1,192     $      439      $      658      $       95
Investment securities                          52            (33)            117             (32)
Federal funds sold                             54             22              12              20
Interest Bearing Deposits in Banks             50             38               1              11
                                       ----------     ----------      ----------      ----------
     Total interest income             $    1,348     $      466      $      783      $       94


Interest Expense:
Interest-bearing Demand                       459            150             147             162
Savings                                         6              6              --              --
Time Deposits                                  23            153             (97)            (33)
Other borrowing                                13             14              (1)             --
     Total interest expense            $      501     $      323      $       49      $      129

                                       ----------     ----------      ----------      ----------
Net interest income                    $      847     $      143      $      739      $      (35)
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

Provision for loan losses. The Company recorded $60 thousand in provision for loan losses for the three month period ended June 30, 2005, down $78 thousand or 56.5%, from the $138 thousand provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the Financial Condition section below.

Non-Interest Income. During the three months ended June 30, 2005, total non-interest income decreased $103 thousand or 14.7% to $597 thousand, down from $700 thousand for the comparable period in 2004. The decrease in non interest income was primarily the result of decreases in service charge income and other fee income partially offset by the increase in gains on sales of loans.

The decrease in service charge income is the result of (1) higher earnings rate used to credit fee charged to high volume accounts and (2)a decrease in the volume of account overdrafts.

The decrease in other fee income is the result of a decrease in mortgage referral fees. Other fee income decreased $138 thousand or 41.8% to $192 thousand, from $330 thousand for the comparable period in 2004.

The increase in gain on sale of loan income is due to the timing of the sale of the loans as well as the increase in the number and dollar amount of loans sold. For the three month period ended June 30, 2005, the company sold six loans as compared one for the same period ended 2004. Income derived from the gain on sale of loans increased $197 thousand or 1,036.8% to $216 thousand, up from $19 thousand for the comparable period in 2004. The company expects that this trend will continue through the third and fourth quarter of 2005.

Non-Interest Expenses. Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended June 30, 2005 was 2.2 million compared to $1.8 million for the same period in 2004, representing an increase of $412 thousand or 23.2%. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth. The increase in occupancy expense is attributable to the addition of a loan production facility in Alameda County.

 The following table sets forth a summary of non-interest expense for the three months ended June 30, 2005 and 2004:

                                            Three Months Ended
                                        -------------------------
                                         June 30,       June 30,
                                           2005           2004
(In thousands)                          ----------     ----------
Non-interest Expense:

Salaries & Benefits                     $    1,192     $      877
Occupancy                                      196            181
Furniture and Equipment                        147            115
Other Expense                                  651            601
                                        ----------     ----------

Total Non-Interest Expenses             $    2,186     $    1,774
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

The following table reflects the Company's tax provision and the related effective tax rate for the three months ended June 30, 2005 and 2004.

                                           Three Months Ended
                                        -------------------------
                                         June 30,       June 30,
(In thousands)                             2005           2004
                                        ----------     ----------

Tax Provision                           $      620     $      491
Effective Tax Rate                           36.97%         38.75%

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2005

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis was $6.2 million for the six months ended June 30, 2005, an increase of $1.4 million or 27.5% from $4.8 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increase in the company's average loan and investment balances supported by increases in the yields earned . These increases were partially offset by the increases in both the overall level of average interest bearing liabilities and the increase in the average rates paid.

Interest income increased $2.4 million or 37.7% to $8.5 million for the six months ended June 30, 2005 from $6.1 million for the same period in 2004. The increase in income was primarily attributed to volume increases in all earning assets but primarily in loans as well as an increase in yields. The Company's average loan balances were $206.2 million for the six months ended June 30, 2005, up $38.0 million or 22.6% from $168.2 million for the same period in 2004. The Company's average loan yield was 7.71% for the six months ended June 30, 2005, up 64 basis points from the 7.07% yield for the same period in 2004. The Company's average investment balances were $18.6 million for the six months ended June 30, 2005, up $5.3 million, or 40.2%, from $13.3 million for the same period in 2004. The Company's average investment yield was 3.97% for the six months ended June 30, 2005, up 61 basis points from the 3.36% yield for the same period in 2004. As a result of the change in mix of the Company's earning assets and the yields earned, the yield on average earning assets was up 55 basis points to 7.10% for the six months ended June 30, 2005, from 6.55% for the same period in 2004

Interest expense increased $987 thousand, or 76.5% to $2.3 million for the six months ended June 30, 2005, up from $1.3 million for the same period in 2004. The increase is primarily attributed to both the increase in overall interest-bearing deposit volumes and in the rates paid on interest bearing liabilities. The Company's average balances of interest bearing liabilities were $195.6 million for the six months ended June 30, 2005, up $37.2 million, or 23.5% from $158.4 million for the same period in 2004. Additionally the average rate paid on interest-bearing deposits increased 71 basis points to 2.35% for the six months ended June 30, 2005 from 1.64% for the same period in 2004.

As a result of the changes noted above, the net interest margin for the six months ended June 30, 2005 increased slightly by 2 basis points or 0.4% to 5.19%, up from 5.17% for the same period in 2004.

     The following table presents for the six month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

                                                   For the Six Months Ended                      For the Six Months Ended
                                                         June 30, 2005                                June 30, 2004
----------------------------------------------------------------------------------------------------------------------------------
                                             Average       Interest      Yield/Rate       Average        Interest      Yield/Rate
                                             Balance       Income /                       Balance        Income /
                                                           Expense                                       Expense
Assets
Loans [1] [2]                              $  206,150     $    7,881           7.71%     $  168,193     $    5,894           7.07%
-------------
Investment Securities [1]                      18,587            366           3.97%         13,250            221           3.36%
Federal Funds Sold                             10,011            125           2.52%          3,620             15           0.84%
Interest-bearing Deposits in Banks              5,450             85           3.15%          3,839              7           0.37%
                                           ----------      ----------                    ----------     ----------
Total Average Earning Assets                  240,198     $    8,457           7.10%        188,902     $    6,137           6.55%
                                                          ----------                                    ----------
Cash & Due From Banks                          13,930                                        10,445
Other Assets                                   14,462                                        14,493
                                           ----------                                    ----------
Total Average  Assets                      $  268,590                                    $  213,840
                                           ==========                                    ==========
Liabilities and Shareholders Equity
Interest Bearing Liabilities:
Interest-bearing Demand                    $  103,045     $    1,137           2.23%     $   50,405     $      236           0.94%
Savings                                         7,109             18           0.51%          6,247              6           0.19%
Time  Deposits                                 72,590            850           2.36%         89,464            834           1.88%
Other Borrowings [3]                           12,814            273           4.30%         12,275            215           3.53%
                                           ----------     ----------                     ----------     ----------
Total Average Interest Bearing
  Liabilities [4]                             195,558          2,278           2.35%        158,391          1,291           1.64%
                                                          ----------                                    ----------
Non-interest  Bearing Demand                   54,965                                        41,096
Other Liabilities                               1,222                                           391
Shareholder Equity                             16,845                                        13,962
                                           ----------                                    ----------
Total Average Liabilities and
  Shareholders Equity                      $  268,590                                    $  213,840
                                           ==========                                    ==========
Net Interest Income and Net
  Interest Margin [5]                                     $    6,179           5.19%                    $    4,846           5.17%
                                                          ==========                                    ==========

   (1)   Not computed on a tax-equivalent basis.
   (2) Loan fees included in loan interest income for the six month periods ended June 30, 2005 and 2004 amounted to $177 thousand and $241 thousand, respectively.
   (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
   (4) Total interest expense divided by the average balance of total earning assets. (5) Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the six month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                       Six Months Ended June 30,
                                             2005 over 2004 change in net interest income
                                          Net
                                         Change          Rate          Volume           Mix
                                       ----------     ----------     ----------      ----------
       (In thousands)
Interest Income:
Loans and leases                       $    1,987     $      536     $    1,330      $      121
Investment securities                         145             40             89              16
Federal funds sold                            110             30             27              53
Interest Bearing Deposits in Banks             78             53              4              21
                                       ----------     ----------     ----------      ----------
     Total interest income             $    2,320     $      659     $    1,450      $      211


Interest Expense:
Interest-bearing Demand                       901            320            246             335
Savings                                        12             10              1               1
Time Deposits                                  16            214           (158)            (40)
Other borrowing                                58             47             10               1
     Total interest expense            $      987     $      591     $       99      $      297

                                       ----------     ----------     ----------      ----------
Net interest income                    $    1,333     $       68     $    1,351      $      (86)
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

Provision for loan losses. The Company recorded $120 thousand in provision for loan losses for the six month period ended June 30, 2005, down $108 thousand or 47.4%, from the $228 thousand provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income. During the six months ended June 30, 2005, total non-interest income increased $194 thousand or 16.6% to $1.4 million, up from $1.2 million for the comparable period in 2004. The increase in non interest income was primarily the result of an increase in gain on sale of loans, offset by a decrease in service charge income and other fee income.

The increase in gain on sale of loan income is due to the timing of the sale of the loans as well as the increase in the number and dollar amount of loans sold. For the six month period ended June 30, 2005, the company sold seven loans as compared two for the same period ended 2004. The increase in gain on sale of loan income is due to the timing of the sale of the loans. Income derived from the gain on sale of loans increased $513 thousand or 702.7% to $586 thousand, up from $73 thousand for the comparable period in 2004. The company expects that this trend will continue through the third and fourth quarter of 2005.

The decrease in service charge income is the result of (1) higher earnings rate used to credit fee charged to high volume accounts and (2)a decrease in the volume of account overdrafts.

The decrease in other fee income is the result of a decrease in mortgage referral fees. Other fee income decreased $84 thousand or 17.0% to $410 thousand, from $494 thousand for the comparable period in 2004.

Non-Interest Expenses. Non-interest expense for the six months ended June 30, 2005 was $4.2 million compared to $3.5 million for the same period in 2004, representing an increase of $738 thousand or 21.29% Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth. The increase in occupancy expense is attributable to the addition of a loan production facility in Alameda County.

The following table sets forth a summary of non-interest expense for the six months ended June 30, 2005 and 2004:


                                             Six Months Ended
                                         -------------------------
                                          June 30,       June 30,
                                            2005           2004
(In thousands)                           ----------     ----------
Non-interest Expense:

Salaries & Benefits                      $    2,309     $    1,728
Occupancy                                       393            336
Furniture and Equipment                         279            228
Other Expense                                 1,237          1,188
                                         ----------     ----------

Total Non-Interest Expense               $    4,218     $    3,480
                                         ==========     ==========

Income Taxes.

The following table reflects the Company's tax provision and the related effective tax rate for the six months ended June 30, 2005 and 2004:

                                             Six Months Ended
                                         -------------------------
                                          June 30,       June 30,
(In thousands)                              2005           2004
                                         ----------     ----------

Tax Provision                            $    1,202     $      876
Effective Tax Rate                            37.48%         37.92%


FINANCIAL CONDITION

Total assets at June 30, 2005 were $263 million, an increase of $9 million or 3.6%, from the $254 million at December 31, 2004. The growth in assets was primarily in the Company's loans. Loans grew $13 million or 6.5% to $213 million at June 30, 2005 from $200 million at December 31, 2004. The growth in loans was funded by the $6 million or 11.6% growth in non-interest bearing deposits and the utilization of available cash.

Loan portfolio composition. The Company concentrates its lending activities primarily within Calaveras, San Joaquin, Stanislaus, Tuolumne and Alameda Counties.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                    June 30         December 31,
-------------------------------------------------------------------------------
                                                      2005              2004
-------------------------------------------------------------------------------
dollars in thousands

Commercial                                       $     40,890      $     40,562
Agriculture                                            18,191            15,007
Real estate -commercial                               110,456           109,895
Real estate-construction                               31,745            22,965
Installment & Other                                    13,408            13,121
Deferred Loan Fees and Costs                              188               199
Allowance for Loan and Lease Losses                    (2,332)           (2,214)
                                                 ------------      ------------

Total Net Loans                                  $    212,546      $    199,535
-------------------------------------------------------------------------------

The Company continues to manage the mix in its loan portfolio consistent with its identity as a community bank servicing Northern California and the Central Valley. Net portfolio loans have increased $13 million or 6.5%, to $212.5 million at June 30, 2005 from $199.5 million at December 31, 2004. Commercial loans have increased slightly by $328 thousand or 0.81% to $40.9 million from $40.6 million at December 31, 2004. Agricultural Loans increased $3.2 million or 21.2% to $18.2 million from $15.0 million at December 31, 2004. Real estate commercial mortgage loans increased slightly by $561 thousand or 0.51% to $110.5 million from $109.9 million at December 31, 2004. Real estate construction loans increased $8.8 million or 38.23% to $31.7 from $23.0 million at December 31, 2004. Installment loans increased $286 thousand or 2.2% from $13.1 million at December 31, 2004. The portfolio mix remains stable as compared with the mix of a year ago, with commercial and agricultural loans of approximately 27.8% of total loans, real estate construction loans of 14.9%, commercial real estate loans at 51.9%, and 6.3% for installment loans at June 30, 2005.

Nonperforming loans. There were no nonperforming loans at June 30, 2005 and December 31, 2004.

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

The provision for loan losses decreased to $60,000 and $120,000 for the three and six months ended June 30, 2005 versus $138,000 and $228,000 for the same periods in 2004. The decrease in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                    Three Months Ended               Six Months Ended
(In thousands)                           June 30,                        June 30,
------------------------------------------------------------------------------------------
                                   2005            2004            2005            2004
------------------------------------------------------------------------------------------
Beginning Balance:              $    2,276      $    1,743      $    2,214      $    1,653
Provision for loan losses               60             138             120             228
Charge-offs:
                Commercial               4               7               5               7
                Real Estate             --              --              --              --
                Other                   --              --              --              --
                                ----------      ----------      ----------      ----------
Total Charge-offs                        4               7               5               7
                                ----------      ----------      ----------      ----------
Recoveries:
                Commercial              --              --               3              --
                Other                   --              --              --              --
                                ----------      ----------      ----------      ----------
Total Recoveries                        --              --               3              --
                                ----------      ----------      ----------      ----------
Ending Balance                  $    2,332      $    1,874      $    2,332      $    1,874
                                ==========      ==========      ==========      ==========
ALL to total loans                    1.09%           1.05%           1.09%           1.05%

Investment securities and interest-bearing deposits. Combined investment securities, and interest-bearing deposits in other banks increased $308 thousand to $23.9 million June 30, 2005, from $23.6 million at December 31, 2004.

The Company's investment in U.S. Treasury securities increased to 34.4% of the investment portfolio at June 30, 2005 compared to 34.1% at December 31, 2004. Obligations of U.S. Agencies decreased to 39.4% of the investment portfolio at June 30, 2005 compared to 46.1% at December 31, 2004. The Company's investment in corporate bonds increased to 10.9% of the investment portfolio at June 30, 2005 compared to 1.8% at December 31, 2004. Tax-exempt municipal obligations bonds decreased to 15.3% of the investment portfolio at June 30, 2005 compared to 18.0% at December 31, 2004.

Deposits. Total deposits were $230.0 million as of June 30, 2005, an increase of $6.2 million or 2.8% from the December 31, 2004 balance of $223.8 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposit and interest bearing checking deposits increased to 25.2% of total deposits from 23.2% at December 31, 2004. Money market and savings accounts decreased to 44.4% of total deposits from 45.2% at December 31, 2004. Time deposits decreased to 30.4% of total deposits from 31.6% at December 31, 2004

CAPITAL RESOURCES

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

As of June 30, 2005 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.

The Company's risk-based capital ratios are presented below (dollars in thousands).

                                                                                                  To Be Well Capitalized
                                                                        For Capital               Under Prompt Corrective
                                            Actual                   Adequacy Purposes               Action Provisions
                                  -------------------------      -------------------------      --------------------------
                                                                  Minimum         Minimum        Minimum         Minimum
                                    Amount          Ratio          Amount          Ratio          Amount          Ratio
Company
As of June 30, 2005:
  Total capital
    (to risk weighted assets)     $   28,754          12.49%     $   18,415           8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)     $   24,142          10.49%     $    9,207           4.00%            N/A            N/A
  Tier I capital
    (to average assets)           $   24,142           9.03%     $   10,700           4.00%            N/A            N/A

Bank
As of June 30, 2005:
  Total capital
    (to risk weighted assets)     $   27,569          12.05%     $   18,307           8.00%     $   26,749          10.00%
  Tier I capital
    (to risk weighted assets)     $   25,238          11.03%     $    9,154           4.00%     $   13,730           6.00%
  Tier I capital
    (to average assets)           $   25,238           9.43%     $   10,700           4.00%     $   11,442           5.00%



                                                                                                  To Be Well Capitalized
                                                                        For Capital               Under Prompt Corrective
                                            Actual                   Adequacy Purposes               Action Provisions
                                  -------------------------      -------------------------      --------------------------
                                                                  Minimum         Minimum        Minimum         Minimum
                                    Amount          Ratio          Amount          Ratio          Amount          Ratio

Company
As of December 31, 2004
  Total capital
    (to risk weighted assets)     $   26,704          12.60%     $   16,875           8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)     $   21,262          10.10%     $    8,437           4.00%            N/A            N/A
  Tier I capital
    (to average assets)           $   21,262           8.30%     $   10,245           4.00%            N/A            N/A

Bank
As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $   25,655          12.20%     $   16,809           8.00%     $   21,012          10.00%
  Tier I capital
    (to risk weighted assets)     $   23,315          11.10%     $    8,405           4.00%     $   12,607           6.00%
  Tier I capital
    (to average assets)           $   23,315           9.10%     $   10,242           4.00%     $   12,802           5.00%


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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, interest bearing deposits and available-for-sale investment securities) totaled $31.0 million or 11.8% of total assets at June 30, 2005 compared to $35.5 million or 13.9% of total assets at December 31, 2004. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates such as interest rates, commodity prices and equity prices. As a financial institution, the Company's market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earnings assets and interest bearing liabilities, other than those that possess a short term to maturity. Based upon the nature of its operations, the Company is not subject to fluctuations in foreign currency exchange or commodity pricing. However, the Company's commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and managing exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from management of assets and liabilities through using floating rate loans and deposits, maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest earning assets, such as loans and securities, and interest expense on interest bearing liabilities, such as deposits, trust preferred securities and other borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest earning assets reprice differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

The Company seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Company measures interest rate risk utilizing both an internal asset liability measurement system as well as employing independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Company's interest rate risk, enabling management to make any adjustments necessary.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the six months ended June 30, 2005 compared to December 31, 2004 as discussed in the Company's 2004 Annual Report on Form 10-K.


                         ITEM 4. CONTROLS AND PROCEDURES


The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--15(e)), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated and unconsolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

There were no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected or could significantly affect internal controls over financial reporting.

                           Part II - Other Information

ITEM 4

The Bank held its annual shareholders meeting ("Meeting") on May 12, 2005 at the Bank's office at 6. So. El Dorado St., Stockton, CA. 94501.

According to the certified list of stockholders which was presented at the Meeting, there were 3,454,922 shares of Common Stock of the Company outstanding and entitled to vote at the Meeting. There were present at the Meeting, in person or by proxy, the holders of 2,789,519 shares of Common Stock of the Company, representing 80.74 % of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The Shareholders approved the following:

PROPOSAL 1 - Election of Directors

                                            FOR                 WITHHELD

         Michael L. Dalton                  2,772,559           16,960
         Maxwell M. Freeman                 2,766,159           23,360
         Harold Hand                        2,772,599           16,960
         Patricia Ann Hatton                2,772,559           16,960
         Steven J. Kikuchi                  2,770,959           18,560
         Yosh Mataga                        2,772,559           16,960
         Steven A. Rosso                    2,770,479           19,040
         Gary A. Stewart                    2,770,479           19,040
         Kathleen Verner                    2,772,559           16,960
         Philip B. Wallace                  2,772,079           17,440

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Pacific State Bancorp

Date: August 12, 2005                 BY: /s/ STEVEN A. ROSSO
                                          --------------------------------------
                                          Steven A. Rosso
                                          President and Chief Executive Officer

                                      Pacific State Bancorp

Date: August 12, 2005                 BY: /s/ JOANNE ROBERTS
                                          --------------------------------------
                                          JoAnne Roberts
                                          Senior Vice President and Chief
                                          Financial Officer

                                    EXHIBITS

31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act