Form 10-K/A
period 2004-12-31
PACIFIC STATE BANCORP
filed 2005-09-16
CIK 1169424

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)


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

As of June 30, 2005, there were 3,481,552 shares of the Registrant's Common Stock outstanding.

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

Yes [ ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $25,174,232 as of June 30, 2005 which was calculated based on the last reported sale of the Company's Common Stock prior to June 30, 2005. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Pacific State Bancorp for the year ended December 31, 2004 is being filed solely for the purpose of filing a signed copy of the report of the Company's independent registered public accounting firm included in Exhibit 13. An unsigned copy was filed inadvertently with the Company's original Form 10-K filing on March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 16, 2005                PACIFIC STATE BANCORP


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

Date:  September 16, 2005                By: /s/ STEVEN A. ROSSO
                                             -----------------------------------
                                         Steven A. Rosso
                                         President and Chief Executive Officer
                                         Director

Date:  September 16, 2005                By: /s/ JOANNE ROBERTS
                                             -----------------------------------
                                         JoAnne Roberts
                                         Vice President/CFO
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)

Date:  September 16, 2005                By:
                                             -----------------------------------
                                         Michael L. Dalton
                                         Director and Vice Chairman
                                         Chairman of the Audit Committee

Date:  September 16, 2005                By: /s/ HAROLD HAND
                                             -----------------------------------
                                         Harold Hand
                                         Director and Chairman of the Board

Date:  September 16, 2005                By: /s/ PATRICIA A. HATTON
                                             -----------------------------------
                                         Patricia A. Hatton
                                         Director and Chairperson of the
                                         Director Loan Committee

Date:  September 16, 2005                By: /s/ STEVEN J. KIKUCHI
                                             -----------------------------------
                                         Steven J. Kikuchi
                                         Director and Secretary of the Board

Date:  September 16, 2005                By:
                                             -----------------------------------
                                         Maxwell Freeman
                                         Director

Date:  September 16, 2005                By:
                                             -----------------------------------
                                         Yoshikazu Mataga
                                         Director

Date:  September 16, 2005                By: /s/ GARY A. STEWART
                                             -----------------------------------
                                         Gary A. Stewart
                                         Executive Vice President/CLO
                                         Director

Date:  September 16, 2005                By: /s/ KATHLEEN VERNER
                                             -----------------------------------
                                         Kathleen Verner
                                         Director

Date:  September 16, 2005                By:
                                             -----------------------------------
                                         Philip B. Wallace
                                         Director