Form 10-Q
period 2005-09-30
PACIFIC STATE BANCORP
filed 2005-11-14
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2005
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

                    Yes [ ]                      No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                    Yes [ ]                      No [X]

  Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

        Title of Class              Shares outstanding as of November 9, 2005

         Common Stock                               3,489,982
         No Par Value

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                      Pacific State Bancorp and Subsidiary
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

(in thousands, except share amounts)                                  September 30,      December 31,
Assets                                                                    2005              2004
------                                                                -------------     -------------
Cash and due from banks                                               $      16,580     $      12,108
Federal funds sold                                                           16,763                 0
Interest -bearing deposits in banks                                             100             6,100
Investment securities - available for sale (amortized cost
    of $22,215 in 2005 and $17,407 in 2004)                                  20,988            17,482
Loans, less allowance for loan losses of $2,414 in 2005
    and $2,214 in 2004                                                      219,002           199,535
Bank premises and equipment, net                                              9,479             9,748
Company owned life insurance                                                  4,806             4,246
Accrued interest receivable and other assets                                  5,932             5,142
                                                                      -------------     -------------
                     Total assets                                     $     293,650     $     254,361
                                                                      =============     =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
    Non-interest bearing                                              $      61,509     $      51,980
    Interest bearing                                                        197,441           171,781
                                                                      -------------     -------------
              Total deposits                                                258,950           223,761
Other Borrowings                                                              4,000             4,000
Subordinated debentures                                                       8,764             8,764
Accrued interest payable and other liabilities                                1,805             1,006
                                                                      -------------     -------------
             Total liabilities                                              273,519           237,531
Commitments and contingencies
Shareholders' equity:

    Preferred stock - no par value; 2,000,000 shares authorized;
      None issued and outstanding                                                --                --
    Common stock - no par value; 24,000,000 shares authorized;
      shares issued and outstanding 3,489,982 in 2005 and
         3,448,042 in 2004
                                                                              7,291             7,159
Retained earnings                                                            12,829             9,626
Accumulated other comprehensive income, net of tax                               11                45
                                                                      -------------     -------------
                     Total shareholders' equity                              20,131            16,830
                       Total liabilities and shareholders' equity     $     293,650     $     254,361
                                                                      =============     =============

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                       -------------------------     -------------------------
(in thousands, except share amounts)                                      2005           2004           2005           2004
                                                                       ----------     ----------     ----------     ----------
Interest income:
    Interest and fees on loans                                         $    4,836     $    3,200     $   12,716     $    9,094
    Interest on federal funds sold                                             84             27            209             42
    Interest on investment securities                                         197            144            649            372
                                                                       ----------     ----------     ----------     ----------
              Total interest income                                         5,117          3,371         13,574          9,508
Interest expense:
    Interest on deposits                                                    1,199            671          3,205          1,748
    Interest on subordinated debentures                                       145            101            372            251
    Interest on borrowings                                                     21             31             67             95
                                                                       ----------     ----------     ----------     ----------
              Total interest expense                                        1,365            803          3,644          2,094
                                                                       ----------     ----------     ----------     ----------
              Net interest income before provision for loan losses          3,752          2,568          9,930          7,414
Provision for loan losses                                                      90            138            210            366
                                                                       ----------     ----------     ----------     ----------
              Net interest income after
              provision for loan losses                                     3,662          2,430          9,720          7,048
                                                                       ----------     ----------     ----------     ----------
Non-interest income:
   Service charges                                                            197            286            567            891
   Other fee income                                                           238            291            648            785
   Gain on sale of loans                                                      142            240            728            313
                                                                       ----------     ----------     ----------     ----------
              Total non-interest income                                       577            817          1,943          1,989
Non-interest expenses:
   Salaries and employee benefits                                           1,255            853          3,563          2,580
   Occupancy                                                                  224            200            618            536
   Furniture and equipment                                                    156            125            436            354
   Other                                                                      726            662          1,971          1,849
                                                                       ----------     ----------     ----------     ----------
              Total non-interest expenses                                   2,361          1,840          6,588          5,319
                                                                       ----------     ----------     ----------     ----------
              Income before provision for income taxes                      1,878          1,407          5,075          3,718
Provision for income taxes                                                    680            513          1,872          1,390
                                                                       ----------     ----------     ----------     ----------
              Net income                                               $    1,198     $      894     $    3,203     $    2,328
                                                                       ==========     ==========     ==========     ==========
Basic earnings per share                                               $     0.35     $     0.26     $     0.93     $     0.68
                                                                       ==========     ==========     ==========     ==========
Diluted earnings per share                                             $     0.31     $     0.24     $     0.82     $     0.63
                                                                       ==========     ==========     ==========     ==========
Weighted average common shares outstanding                              3,467,819      3,437,575      3,459,428      3,407,185
Weighted average common and common
  equivalent shares outstanding                                         3,926,957      3,784,982      3,890,905      3,710,882

       See notes to unaudited condensed consolidated financial statements

                     Pacific State Bancorp and Subsidiaries
                             Statements of Cash Flows

                                                                                                (Unaudited)
                                                                                         For the Nine Months Ended
(in thousands)                                                                                 September 30
                                                                                         --------------------------
                                                                                            2005            2004
                                                                                         ----------      ----------
Cash flows from operating activities:
       Net income                                                                        $    3,203      $    2,328
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Provision for loan losses                                                             210             366
          Gain on sale of loans                                                                (728)           (313)
          Net increase in deferred loan origination fees and costs                              (18)             68
          Depreciation and amortization                                                         371             363
          Increase in Company owned life insurance, net of expenses                            (560)              0
          Decrease in accrued interest receivable and other assets                             (816)           (433)
          Increase in accrued interest payable and other liabilities                            799             955
                                                                                         ----------      ----------
                  Net cash provided by operating activities                                   2,461           3,647
                                                                                         ----------      ----------

Cash flows from investing activities:
       Net decrease in interest-bearing deposits in banks                                     6,000           2,500
       Proceeds from matured and called available-for-sale investment securities              2,311           1,634
       Purchases of available-for-sale investment securities                                 (6,976)         (7,476)
       Proceeds from principal repayments from available-for-sale securities                  1,151             423
       Proceeds from principal repayments from held-to-maturity securities                       17              33
       Net increase in loans                                                                (18,931)        (32,824)
       Proceeds from sale of premises and equipment                                              17               0
       Purchases of premises and equipment                                                     (136)         (1,076)
                                                                                         ----------      ----------
              Net cash used in investing activities                                         (16,547)        (36,786)
                                                                                         ----------      ----------

Cash flows from financing activities:
            Net increase in demand, interest-bearing and savings deposits                    25,380          43,047
      Net increase in time deposits                                                           9,809            (327)
      Proceeds from the issuance of subordinated debentures                                      --           3,609
                                                                                         ----------      ----------
      Proceeds from exercise of stock options                                                   132             119
                                                                                         ----------      ----------
      Net cash provided by financing activities                                              35,321          46,448
                                                                                         ----------      ----------
      Increase in cash and cash equivalents                                                  21,235          12,997
Cash and cash equivalents at beginning of year                                               12,108          12,773
                                                                                         ----------      ----------
Cash and cash equivalents at end of period                                               $   33,343      $   25,770
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

The Bank has engaged since November 2, 1987 in a general commercial banking business, primarily in the City of Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of September 30, 2005 had 69 employees, including 28 officers. The Bank does not engage in any non-bank lines of business and is not to any significant degree seasonal in nature. The Bank's Administrative headquarters are located at 1899 W. March Lane, Stockton, California. The Bank operates seven branches with its main office located at 6 So. El Dorado Street, in Stockton, California; additional branches are located elsewhere in Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California. In 2004, the company opened a Loan Production Office in Castro Valley, California.



2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2005 and December 31, 2004, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004,and its cash flows for the nine month periods ended September 30, 2005 and 2004 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders. The results of operations for the three and nine month period ended September 30, 2005 may not necessarily be indicative of the operating results for the full year.

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


3. LOANS

Outstanding loans are summarized below:

                                                 September 30       December 31,
================================================================================
                                                     2005               2004
--------------------------------------------------------------------------------
(Iin thousands)

Commercial                                       $     38,467      $     40,562
Agriculture                                            15,526            15,007
Real estate -commercial                               121,775           109,895
Real estate-construction                               32,624            22,965
Installment & Other                                    12,807            13,121
                                                 ------------      ------------
                                                      221,199           201,550
Deferred loan fees and costs, net                         217               199
Allowance for loan and lease losses                    (2,414)           (2,214)
                                                 ------------      ------------

Total Net Loans                                  $    219,002      $    199,535
================================================================================

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $48,931,000 and $41,868,000 and stand-by letters of credit of $2,054,000 and $498,000 at September 30, 2005 and December 31, 2004, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2005.

Approximately $20,564,000 of the loan commitments outstanding at September 30, 2005 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at September 30, 2005 and December 31, 2004.

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

                                                Three Months Ended               Nine Months Ended
                                            ---------------------------     ----------------------------
(in thousands)                               9/30/2005       9/30/2004       9/30/2005        9/30/2004
                                            -----------     -----------     -----------      -----------
Net Income                                  $     1,198     $       894     $     3,203      $     2,328
                                            -----------     -----------     -----------      -----------
Other Comprehensive Income (Loss):
     Change in unrealized gain on
     available for sale securities                   59             214             (34)              29
     Reclassification adjustment                     --              --              --               --
                                            -----------     -----------     -----------      -----------
Total Other Comprehensive Income (Loss)              59             214             (34)              29
Total Comprehensive Income                        1,257           1,108           3,169            2,357
                                            ===========     ===========     ===========      ===========

7. STOCK-BASED COMPENSATION

At September 30, 2005, the Company has one stock-based employee compensation plan, the Pacific State Bancorp 1997 Stock Option Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                For the Three Months Ended     For the Nine Months Ended
                                                       September 30                   September 30
                                                 -------------------------     -------------------------
                                                    2005           2004           2005           2004
                                                 ----------     ----------     ----------     ----------
(in thousands, except share amounts)
Net income, as reported                          $    1,198     $      894     $    3,203     $    2,328
Deduct:  Total stock-based employee
  compensation expense determined
  under the fair value method
  for all awards, net of related tax effects             66             66            198            198
                                                 ----------     ----------     ----------     ----------
  Pro forma net income, in thousands             $    1,132     $      828     $    3,005     $    2,130
                                                 ==========     ==========     ==========     ==========

Basic earning per share - as reported            $     0.35     $     0.26     $     0.93     $     0.68
Basic earning per share - pro forma              $     0.33     $     0.24     $     0.87     $     0.63

Diluted earnings per share - as reported         $     0.31     $     0.24     $     0.82     $     0.63
Diluted earnings per share - pro forma           $     0.29     $     0.22     $     0.77     $     0.59


There were no options grants made during the three-month and nine-month period ending September 30, 2005 and 2004

8. ACCOUNTING PRONOUCEMENTS

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123
(R) will have, but believes that the effect will be consistent with its previous pro forma disclosures. FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition. The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006. Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect will be consistent with its pro forma disclosures, see Note 7.



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures and fraud; and (9) changes in the securities market. Therefore the information set forth herein should be carefully considered when evaluating the business prospects of the Company.

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

INTRODUCTION

Effective July 12, 2005, trading of Pacific State Bancorp common stock began on the Nasdaq(TM) National Market under the symbol of "PSBC". Prior to July 12, 2005 the Company was traded on the OTC Bulletin Board under the same symbol. The following discussion and analysis sets forth certain statistical information relating to the company as of September 30, 2005 and December 31, 2004 and the three and nine month periods ended September 30, 2005 and 2004. The discussion should be read in conjunction with condensed consolidated financial statements and related notes included elsewhere in this 10-Q and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on form 10-K for the year ended December 31, 2004.


CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in the Company's 2004 Annual Report on Form 10-K.

OVERVIEW

The Company's net income increased $304 thousand or 34.0% to $1,198 thousand for the third quarter of 2005 from $894 thousand for the same period in 2004. The primary contributors to the increase in net income for the third quarter of 2005 was the $1,184 thousand increase in net interest income and a $48 thousand decrease in the provision for loan losses. These changes were partially offset by a decrease in non-interest income of $240 thousand, an increase in non-interest expenses of $521 thousand consisting primarily of increases in salaries and benefits of $402 thousand, occupancy expenses of $24 thousand, furniture and equipment expenses of $31 thousand and other expenses of $64 thousand and an increase in the provision for income taxes of $167 thousand. Diluted earnings per share were $0.31 for the third quarter of 2005 up 29.2% from the $0.24 for the same period in 2004.

The Company's net income increased $875 thousand or 37.6% to $3,203 thousand for the nine month period ended September 30, 2005 from $2,328 thousand for the same period in 2004. The primary contributors to the increase in net income for the first nine months of the 2005 were $2,516 thousand increase in net interest income and a decrease in the provision for loan losses of $156 thousand. These changes were partially offset by a slight decrease in non-interest income of $46 thousand, an increase in non-interest expenses of $1,269 thousand consisting primarily of increases in salaries and benefits of $983 thousand, an increase in occupancy expenses of 82 thousand, furniture and equipment expense of $82 thousand and other expenses of $122, thousand and an increase in the provision for income taxes of $482 thousand. and. Diluted earnings per share were $0.82 for the first nine months of 2005 up 30.2% from the $0.63 for the same period in 2004.

Total assets at September 30, 2005 were $294 million, an increase of $40 million or 15.7%, from the $254 million at December 31, 2004. The growth in assets was primarily in the Company's loans and Federal funds sold. Loans grew $19 million or 9.5% to $219 million at September 30, 2005 from $200 million at December 31, 2004 while Federal funds sold grew $17 million over the same period. The growth in assets was funded by the $35 million or 6.4% growth in deposits consisting of $10 million or 5.5% in non-interest bearing deposits and $25 million or 14.5% growth in interest bearing deposits and the net income of the Company.

The annualized return on assets was 1.69% and 1.57% for the three and nine months ended September 30, 2005 compared to 1.46% and 1.39% for the same periods in 2004. The annualized return on equity was 24.76% and 23.65% for the three and nine months ended September 30, 2005 compared to 23.53% and 21.72% for the same periods in 2004.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $3.8 million for the three months ended September 30, 2005, an increase of $1,184 thousand or 46.1% from $2.6 million for the same period in 2004. The increase in net interest income was primarily attributed to the volume increase in the Company's average loan and investment balances supported by the overall increases in the yields earned primarily on loans and Federal funds sold. These increases were partially offset by the increases in both the level of average interest bearing liabilities and the increase in the average rates paid.

Interest income increased $1.7 million or 51.8% to $5.1 million for the three months ended September 30, 2005 from $3.4 million for the same period in 2004. The increase in interest income was primarily attributed to volume increases in investment and loan balances and an increase in yield, particularly in loans, Federal funds sold and investment securities. The Company's average loan balances were $220.0 million for the three months ended September 30, 2005, up $35.2 million or 19.0% from $184.9 million for the same period in 2004. The Company's average loan yield was 8.72% for the three months ended September 30, 2005, up 185 basis points from the 6.87% yield for the same period in 2004. Although the Company's average balances of Federal funds sold decreased $14.0 million to $11.5 million for the three months ended September 30, 2005 from the $25.5 million for the same period in 2004 interest income increased $57 thousand a a result of the increase in yield of 247 basis points. Average yields increased to 2.89% from 0.42% for the same period in 2004. The Company's average investment balances were $18.8 million for the three months ended September 30, 2005, up $2.7 million, or 16.9%, from $16.1 million for the same period in 2004. The Company's average investment yield was 4.04% for the three months ended September 30, 2005, up 68 basis points from the 3.36% yield for the same period in 2004. As a result of the change in mix of the Company's earning assets and the yields earned, the overall yield on average earning assets increased 224 basis points to 8.09% for the three months ended September 30, 2005, from 5.85% for the same period in 2004

Interest expense increased $562 thousand, or 69.9% to $1.4 million for the three months ended September 30, 2005, from $803 thousand for the same period in 2004. The increase is primarily attributed to both the increase in interest-bearing demand deposit volumes and in the increases in the rates paid on interest bearing liabilities. The Company's average balances of interest bearing demand deposits were $103.3 million for the three months ended September 30, 2005, up $44.4 million, or 75.4% from $58.9 million for the same period in 2004. Additionally the average rate paid on interest-bearing demand deposits increased 56 basis points to 2.29% for the three months ended September 30, 2005 from 1.73% for the same period in 2004. Although the Company's average balances of time deposits decreased $14.0 million to $77.2 million for the three months ended September 30, 2005 from the $91.2 million for the same period in 2004 interest expense increased $186 thousand a result of the increase in rates paid of 128 basis points. Average rates paid increased to 3.06% from 1.78% for the same period in 2004.

As a result of the changes noted above, the net interest margin for the three months ended September 30, 2005 increased 147 basis points or 32.9% to 5.93%, from 4.46% for the same period in 2004.

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

                                                               For the Three Months Ended            For the Three Months Ended
                                                                    September 30, 2005                    September 30, 2004
                                                             --------------------------------      --------------------------------
                                                                         Interest   Average                    Interest    Average
                                                             Average     Income or  Yield or       Average     Income or   Yield or
Assets:                                                      Balance      Expense     Cost         Balance      Expense      Cost
------                                                       --------     --------  ---------      --------     --------   --------
Interest-earning assets:
Loans (1) (2)                                                $220,066     $  4,836       8.72%     $184,900     $  3,200       6.87%
Investment securities (1)                                      18,835          192       4.04%       16,076          139       3.36%
Federal funds sold                                             11,531           84       2.89%       25,493           27       0.42%
Interest bearing deposits in banks                                546            5       3.64%        2,000            5       0.99%
                                                                                    ---------
          Total average earning assets                        250,977        5,117       8.09%      228,469        3,371       5.85%

Non-earning assets:
Cash and due from banks                                        14,281                                12,769
Other assets                                                   15,918                                 2,488
                                                             --------                              --------
          Total average assets                               $281,177                              $243,726
                                                             ========                              ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits
      Interest-bearing Demand                                $103,358          595       2.29%     $ 58,941          257       1.73%
      Savings                                                   6,691            9       0.51%        6,936            5       0.27%
      Time Deposits                                            77,217          595       3.06%       91,215          409       1.78%
      Other borrowings (3)                                      4,217          166      15.62%       13,775          132       3.80%
                                                             ---------------------                 ---------------------

          Total average interest-bearing liabilities (4)      191,484        1,365       2.83%      170,867          803       1.86%

Non-interest-bearing liabilities:
      Demand deposits                                          61,156                                50,231
      Other liabilities                                           169                                 7,557
                                                             --------                              --------
          Total liabilities                                   252,809                               228,655
Shareholders' equity:                                          19,215                                15,072
                                                             --------                              --------
Total average liabilities and shareholders' equity           $272,024                              $243,726
                                                             ========                              ========

                                                                          --------                              --------
Net interest income                                                       $  3,752                              $  2,568
                                                                          ========                              ========

Yield on interest-earning assets                                                         8.09%                                 5.85%
Cost of funding interest-earning assets                                                  2.16%                                 1.39%
                                                                                     --------                              --------
Net interest margin (5)                                                                  5.93%                                 4.46%
                                                                                     ========                              ========

     (1)  Not computed on a tax-equivalent basis.
     (2) Loan fees included in loan interest income for the three month periods ended September 30, 2005 and 2004 amounted to $688 thousand and $206 thousand, respectively.
     (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
     (4) Total interest expense divided by the average balance of total earning assets. (5) Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                     Three Months ended September 30
                                              2005 over 2004 change in net interest income

                                          Net
                                         Change          Rate          Volume           Mix
                                       ----------     ----------     ----------      ----------
       (In thousands)
Interest Income:

Loans and leases                       $    1,636     $      863     $      609      $      164

Investment securities                          53             28             23               2

Federal funds sold                             57            159            (15)            (87)

Interest bearing deposits in banks             --             13             (3)            (10)
                                       ----------     ----------     ----------      ----------
      Total interest income            $    1,746     $    1,063     $      614      $       69


Interest Expense:

Interest-bearing demand                       338             82            194              62

Savings                                         4              4             (0)             (0)

Time Deposits                                 186            294            (63)            (45)

Other borrowings                               34            410            (92)           (285)
                                       ----------     ----------     ----------      ----------
      Total interest expense           $      562     $      790     $       39      $     (268)

                                       ----------     ----------     ----------      ----------
Net interest income                    $    1,184     $      273     $      574      $      337
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

Provision for loan losses. The Company recorded $90 thousand in provision for loan losses for the three month period ended September 30, 2005, down $48 thousand or 34.8%, from the $138 thousand provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended September 30, 2005, total non-interest income decreased $240 thousand or 29.4% to $577 thousand, down from $817 thousand for the comparable period in 2004. The decrease in non interest income was primarily the result of decreases in service charge income, other fee income and a decrease in gains on sales of loans.

The decrease in service charge income is the result of (1) higher earnings rate paid on accounts to offset fees charged through account analysis for certain depositors for charges based on their volume of activity and (2) a decrease in the volume of account overdrafts. Service charge income decreased $89 thousand or 31.1% to $197 thousand, down from $286 thousand for the comparable period in 2004.

The decrease in other fee income is the result of a decrease in mortgage referral fees. Other fee income decreased $53 thousand or 18.2% to $238 thousand, from $291 thousand for the comparable period in 2004.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. For the three month period ended September 30, 2005, the company sold two loans as compared to one for the same period ended 2004. Income derived for the gain on sale of loans decreased $98 thousand or 40.8% to $142 thousand, down from $240 thousand for the comparable period in 2004. The company expects that this trend will continue through the fourth quarter of 2005.

Non-Interest Expenses. Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended September 30, 2005 was 2.3 million compared to $1.8 million for the same period in 2004, representing an increase of $521 thousand or 28.3%. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth. The increase in occupancy expense is attributable to the addition of a loan production facility in Alameda County. The increase Furniture and Equipment are attributable to the addition of the loan production office in Castro Valley, CA. The increase in other expense relates to the increased expenses associated with the growth of the company.

The following table sets forth a summary of non-interest expense for the three months ended September 30, 2005 and 2004:

                                                       Three Months Ended
                                                  -----------------------------
                                                  September 30,    September 30,
(In thousands)                                        2005             2004
                                                  ------------     ------------
Non-interest Expense:

Salaries & Benefits                               $      1,255     $        853
Occupancy                                                  224              200
Furniture and Equipment                                    156              125
Other Expense                                              726              662
                                                  ------------     ------------

Total Non-Interest Expenses                       $      2,361     $      1,840
                                                  ============     ============

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

The following table reflects the Company's tax provision and the related effective tax rate for the three months ended September 30, 2005 and 2004.

                                                       Three Months Ended
                                                  ----------------------------
                                                 September 30,     September 30,
(In thousands)                                       2005              2004
                                                  ----------        ----------

Tax Provision                                     $      680        $      513
Effective Tax Rate                                     36.21%            36.46%

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis was $9.9 million for the nine months ended September 30, 2005, an increase of $2.5 million or 33.9% from $7.4 million for the same period in 2004. The increase in net interest income was primarily attributed to volume increases in the Company's average level of earning assets, primarily in loans, supported by increases in the yields earned . These increases were partially offset by the increases in both the overall level of average interest bearing liabilities and the increase in the average rates paid.

Interest income increased $4.1 million or 42.8% to $13.6 million for the nine months ended September 30, 2005 from $9.5 million for the same period in 2004. The increase in interest income was primarily attributed to volume increases in all earning assets but primarily in loans as well as an increase in yields. The Company's average loan balances were $210.8 million for the nine months ended September 30, 2005, up $37.1 million or 21.3% from $173.8 million for the same period in 2004. The Company's average loan yield was 8.06% for the nine months ended September 30, 2005, up 106 basis points from the 7.00% yield for the same period in 2004. The Company's average investment balances were $17.9 million for the nine months ended September 30, 2005, up $4.2 million, or 30.8%, from $13.7 million for the same period in 2004. The Company's average investment yield was 3.58% for the nine months ended September 30, 2005, up 11 basis points from the 3.47% yield for the same period in 2004. The Company's average Federal funds sold balances were $9.9 million for the nine months ended September 30, 2005, up $4.6 million, or 86.8%, from $5.3 million for the same period in 2004. The Company's average Federal funds sold yield was 2.81% for the nine months ended September 30, 2005, up 174 basis points from the 1.07% yield for the same period in 2004. As a result of the change in mix of the Company's earning assets and the yields earned, the yield on average earning assets was up 97 basis points to 7.46% for the nine months ended September 30, 2005, from 6.49% for the same period in 2004 period.

Interest expense increased $1.5 million, or 74.0% to $3.6 million for the nine months ended September 30, 2005, up from $2.1 million for the same period in 2004. The increase is primarily attributed to both the increase in interest-bearing demand deposit volumes and in the increases in the rates paid on interest bearing liabilities. The Company's average balance of interest bearing demand deposits was $103.1 million for the nine months ended September 30, 2005, up $47.4 million, or 85.0% from $55.7 million for the same period in 2004. Additionally the average rate paid on interest-bearing demand deposits increased 106 basis points to 2.25% for the nine months ended September 30, 2005 from 1.19% for the same period in 2004. Although the Company's average balances of time deposits decreased $14.4 million to $74.1 million for the nine months ended September 30, 2005 from the $88.5 million for the same period in 2004 interest expense increased $202 thousand a result of the increase in rates paid of 73 basis points. Average rates paid increased to 2.61% from 1.88% for the same period in 2004.

As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2005 increased by 40 basis points or 0.8% to 5.46, up from 5.06% for the same period in 2004.

The following table presents for the nine month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

                                                                For the Nine Months Ended             For the Nine Months Ended
                                                                    September 30, 2005                    September 30, 2004
                                                             --------------------------------      --------------------------------
                                                                         Interest   Average                    Interest    Average
                                                             Average     Income or  Yield or       Average     Income or   Yield or
Assets:                                                      Balance      Expense     Cost         Balance      Expense      Cost
------                                                       --------     --------  ---------      --------     --------   --------
Interest-earning assets:
Loans (1) (2)                                                $210,847     $ 12,716       8.06%     $173,780     $  9,094       7.00%
Investment securities (1)                                      17,977          482       3.58%       13,741          357       3.47%
Federal funds sold                                              9,946          209       2.81%        5,264           42       1.07%
Interest bearing deposits in banks                              4,392          167       5.05%        3,111           15       0.64%
                                                             ---------------------                 ---------------------
          Total average earning assets                        243,162       13,574       7.46%      195,896        9,508       6.49%

Non-earning assets:
Cash and due from banks                                        14,044                                11,222
Other assets                                                   15,571                                16,311
                                                             --------                              --------
          Total average assets                               $272,777                              $223,429
                                                             ========                              ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

      Interest-bearing demand                                $103,122        1,733       2.25%     $ 55,706          494       1.19%
      Savings                                                   6,968           27       0.52%        6,478           11       0.23%
      Time deposits                                            74,139        1,445       2.61%       88,516        1,243       1.88%
      Other borrowings (3)                                     12,873          439       4.56%       13,964          346       3.31%
                                                             ---------------------                 ---------------------

          Total average interest-bearing liabilities (4)      197,102        3,644       2.47%      164,664        2,094       1.70%
Noninterest-bearing liabilities:
      Demand deposits                                          54,022                                44,154
      Other liabilities                                         3,547                                   278
                                                             --------                              --------
          Total liabilities                                   254,671                               209,096
Shareholders' equity:                                          18,106                                14,333
                                                             --------                              --------
Total average liabilities and shareholders' equity           $272,777                              $223,429
                                                             ========                              ========

Net interest income                                                       $  9,930                              $  7,414
                                                                          ========                              ========

Yield on interest-earning assets                                                         7.46%                                 6.49%
Cost of funding interest-earning assets                                                  2.00%                                 1.43%
                                                                                     --------                              --------
Net interest margin (5)                                                                  5.46%                                 5.06%
                                                                                     ========                              ========

(1)  Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the nine month periods ended September 30, 2005 and 2004 amounted to $1,056 thousand and $703 thousand, respectively.
(3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5)  Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the nine month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                     Nine Months Ended September 30,
                                               2005 over 2004 change in net interest income
                                          Net
                                         Change          Rate          Volume           Mix
                                       ----------     ----------     ----------      ----------
          (In thousands)
Interest Income:
Loans and leases                       $    3,622     $    1,387     $    1,940      $      295

Investment securities                         125             11            110               4

Federal funds sold                            167             69             37              61
Interest bearing deposits in banks            152            103              6              43
                                       ----------     ----------     ----------      ----------
      Total interest income            $    4,066     $    1,570     $    2,093      $      403

Interest Expense:
Interest-bearing demand                     1,239            443            420             376

Savings                                        16             14              1               1
Time deposits                                 202            482           (202)            (78)

Other borrowings                               93            130            (27)            (10)
                                       ----------     ----------     ----------      ----------
      Total interest expense           $    1,550     $    1,069     $      192      $      289

                                       ----------     ----------     ----------      ----------
Net interest income                    $    2,516     $      501     $    1,901      $      114
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

Provision for loan losses. The Company recorded $210 thousand in provision for loan losses for the nine month period ended September 30, 2005, down $156 thousand or 42.6%, from the $366 thousand provision for the same period in 2004. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the"Financial Condition" section below.

Non-Interest Income. During the nine months ended September 30, 2005 compared to the same period in the prior year , total non-interest income remained fairly consistent at $1.9 million. The slight decrease in non interest income was primarily the result of an decrease in service charge and other fee income, offset by an in crease in gain on sale of loans.

The increase in gain on sale of loan income is due to the timing of the sale of the loans as well as the increase in the number and dollar amount of loans sold. For the nine month period ended September 30, 2005, the company sold nine loans as compared two for the same period in 2004. As a result of the increased sales the gain on sale of loans increased $415 thousand or 132.6% to $728 thousand, up from $313 thousand for the comparable period in 2004.

The decrease in service charge income is the result of (1) higher earnings rate paid on accounts to offset fees charged though account analysis for certain depositors for charges based on their volume of activity and (2) a decrease in the volume of account overdrafts. Service charge income decreased $324 thousand or 36.4% to $567 thousand, down from $891 thousand for the comparable period in 2004.

The decrease in other fee income is the result of a decrease in mortgage referral fees. Other fee income decreased $137 thousand or 17.5% to $648 thousand, from $785 thousand for the comparable period in 2004.

Non-Interest Expenses. Non-interest expense for the nine months ended September 30, 2005 was $6.6 million compared to $5.3 million for the same period in 2004, representing an increase of $1.3 million or 23.9%. Increases in salaries and benefits are indicative of the additions to staff to expand branch operations in line with their respective growth. The increase in occupancy expense is attributable to the addition of a loan production facility in Alameda County. The increase Furniture and Equipment are attributable to the addition of the loan production office in Castro Valley, CA. The increase in other expense relates to the increased expenses associated with the growth of the company.

The following table sets forth a summary of non-interest expense for the nine months ended September 30, 2005 and 2004:


                                                Nine Months Ended
                                          -----------------------------
                                          September 30,    September 30,
(In thousands)                                2005             2004
                                          ------------     ------------
Non-interest Expense:

Salaries & Benefits                       $      3,563     $      2,580
Occupancy                                          618              536
Furniture and Equipment                            436              354
Other Expense                                    1,971            1,849
                                          ------------     ------------

Total Non-Interest Expenses               $      6,588     $      5,319
                                          ============     ============

Income Taxes.

The following table reflects the Company's tax provision and the related effective tax rate for the nine months ended September 30, 2005 and 2004:

                                          Nine Months Ended
                                   ------------------------------
                                   September 30,     September 30,
(In thousands)                         2005              2004
                                   ------------      ------------

Tax Provision                      $      1,872      $      1,390
Effective Tax Rate                        36.88%            37.38%

FINANCIAL CONDITION

Total assets at September 30, 2005 were $294 million, an increase of $40 million or 15.7%, from the $254 million at December 31, 2004. The growth in assets was primarily in the Company's loans and Federal funds sold. Loans grew $19 million or 9.5% to $219 million at September 30, 2005 from $200 million at December 31, 2004 while Federal funds sold grew $17 million over the same period. The growth in assets was funded by the $35 million or 5.5% growth in deposits consisting of $10 million or 6.4% in non-interest bearing deposits and $25 million or 14.5% growth in interest bearing deposits and the net income of the Company.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:



                                                September 30      December 31,
================================================================================
                                                   2005               2004
--------------------------------------------------------------------------------
(In thousands)

Commercial                                     $     38,467      $     40,562
Agriculture                                          15,526            15,007
Real estate -commercial                             121,775           109,895
Real estate-construction                             32,624            22,965
Installment & Other                                  12,807            13,121
                                               ------------      ------------
                                                    221,199           201,550
Deferred Loan Fees and Costs                            217               199
Allowance for Loan and Lease Losses                  (2,414)           (2,214)
                                               ------------      ------------

Total Net Loans                                $    219,002      $    199,535
================================================================================

The Company continues to manage the mix in its loan portfolio consistent with its identity as a community bank servicing Northern California and the Central Valley. Net portfolio loans have increased $19.5 million or 9.8%, to $219.0 million at September 30, 2005 from $199.5 million at December 31, 2004. Commercial loans decreased slightly by $2.1 million or 5.16% to $38.5 million from $40.6 million at December 31, 2004. Agricultural Loans increased $519 thousand or 3.5% to $15.5 million from $15.0 million at December 31, 2004. The largest increase was in real estate - commercial and construction loans. .Real estate commercial mortgage loans increased by $11.9 million or 10.8% to $121.8 million from $109.9 million at December 31, 2004. Real estate construction loans increased $9.7 million or 42.0% to $32.6 from $23.0 million at December 31, 2004. Installment and Other loans decreased $314 thousand or 2.4% from $13.1 million at December 31, 2004. The portfolio mix continues to reflect the increase in real estate loans as compared with the mix of a year ago, with commercial and agricultural loans of approximately 24.7% of total loans, real estate construction loans of 14.9%, commercial real estate loans at 55.6%, and 5.8% for installment loans at September 30, 2005.

Nonperforming loans. There were no nonperforming loans at September, 2005 and December 31, 2004.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly it is not possible to predict the effect future economic trends may have on the level of the provision for loan losses in future periods.

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

The provision for loan losses decreased to $90,000 and $210,000 for the three and nine months ended September 30, 2005 compared to $138,000 and $366,000 for the same periods in 2004. The decrease in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                                              Three Months Ended              Nine Months Ended
(In thousands)                                                   September 30,                   September 30,
====================================================================================================================
                                                             2005            2004            2005            2004
--------------------------------------------------------------------------------------------------------------------
Beginning Balance:                                        $    2,332      $    1,874      $    2,213      $    1,653
Provision for loan losses                                         90             138             210             366
Charge-offs:
         Commercial                                                8              --               9               7
         Real Estate                                              --              --              --              --
         Other                                                    --              --              --              --
                                                          ----------      ----------      ----------      ----------
Total Charge-offs                                                  8               0               9               7
                                                          ----------      ----------      ----------      ----------
Recoveries:
         Commercial                                               --              --              --              --
         Other                                                    --              --              --              --
                                                          ----------      ----------      ----------      ----------
Total Recoveries                                                  --              --              --              --
                                                          ----------      ----------      ----------      ----------
Ending Balance                                            $    2,414      $    2,012      $    2,414      $    2,012
                                                          ==========      ==========      ==========      ==========
ALL to total loans                                              1.10%           1.07%           1.10%           1.06%
Net Charge-offs to average loans-annualized

                                                                0.00%           0.00%           0.00%           0.02%
====================================================================================================================

 Investment securities and interest-bearing deposits in banks. Combined investment securities, and interest-bearing deposits in other banks decreased $2.5 million to $21.1 million at September 30, 2005, from $23.6 million at December 31, 2004.

The Company's investment in U.S. Treasury securities increased to 42.4% of the investment portfolio at September 30, 2005 compared to 34.1% at December 31, 2004. Obligations of U.S. Agencies decreased to 33.0% of the investment portfolio at September 30, 2005 compared to 46.2% at December 31, 2004. The Company's investment in corporate bonds increased to 9.8% of the investment portfolio at September 30, 2005 compared to 1.8% at December 31, 2004.

Tax-exempt municipal obligations bonds decreased to 14.3% of the investment portfolio at September 30, 2005 compared to 18.0% at December 31, 2004. Fed Funds sold increased $16.6 million, or 100% as a result of the increase in deposits.

Deposits. Total deposits were $258.9 million as of September 30, 2005, an increase of $35.2 million or 15.7% from the December 31, 2004 balance of $223.8 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposit and interest bearing checking deposits increased slightly to 30.6% of total deposits from 30.3% at December 31, 2004. Money market and savings accounts increased slightly to 38.3% of total deposits from 38.1% at December 31, 2004. Time deposits decreased slightly to 31.1% of total deposits from 31.6% at December 31, 2004

CAPITAL RESOURCES

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

As of September 30, 2005 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.

The Company's and the Bank's risk-based capital ratios are presented below.

                                                                                             To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                                   For Capital                Corrective
                                          Actual                Adequacy Purposes          Action Provisions
                                  ----------------------     ----------------------     ----------------------
                                                              Minimum       Minimum      Minimum      Minimum
                                    Amount        Ratio        Amount        Ratio        Amount       Ratio
Company
As of September 30, 2005:
  Total capital
    (to risk weighted assets)     $   30,081      12.63%     $   19,047       8.00%            N/A        N/A
  Tier I capital
    (to risk weighted assets)     $   25,810      10.84%     $    9,524       4.00%            N/A        N/A
  Tier I capital
    (to average assets)           $   25,810       9.02%     $   11,447       4.00%            N/A        N/A
Bank
As of September 30, 2005:
  Total capital
    (to risk weighted assets)     $   28,770      12.16%     $   18,928       8.00%     $   23,659      10.00%
  Tier I capital
    (to risk weighted assets)     $   26,356      11.14%     $    9,464       4.00%     $   14,196       6.00%
  Tier I capital
    (to average assets)           $   26,356       9.33%     $   11,304       4.00%     $   14,129       5.00%


                                                                                             To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                                   For Capital                Corrective
                                          Actual                Adequacy Purposes          Action Provisions
                                  ----------------------     ----------------------     ----------------------
                                                              Minimum       Minimum      Minimum      Minimum
                                    Amount        Ratio        Amount        Ratio        Amount       Ratio
Company
As of December 31, 2004
  Total capital
    (to risk weighted assets)     $   26,704      12.60%     $   16,875       8.00%            N/A        N/A
  Tier I capital
    (to risk weighted assets)     $   21,262      10.10%     $    8,437       4.00%            N/A        N/A
  Tier I capital
    (to average assets)           $   21,262       8.30%     $   10,245       4.00%            N/A        N/A
Bank
As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $   25,655      12.20%     $   16,809       8.00%     $   21,012      10.00%
  Tier I capital
    (to risk weighted assets)     $   23,315      11.10%     $    8,405       4.00%     $   12,607       6.00%
  Tier I capital
    (to average assets)           $   23,315       9.10%     $   10,242       4.00%     $   12,802       5.00%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, interest bearing deposits and available-for-sale investment securities) totaled $54.4 million or 18.5% of total assets at September 30, 2005 compared to $35.6 million or 14.0% of total assets at December 31, 2004. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the nine months ended September 30, 2005 compared to December 31, 2004 as discussed in the Company's 2004 Annual Report on Form 10-K.

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

                           Part II - Other Information
None


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




                                       Pacific State Bancorp

Date: November 14, 2005                By: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer

                                       Pacific State Bancorp

Date: November14, 2005                 By: /s/ JOANNE ROBERTS
                                           -------------------------------------
                                           JoAnne Roberts
                                           Senior Vice President and Chief
                                              Financial Officer

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