Form 10-K
period 2005-12-31
PACIFIC STATE BANCORP
filed 2006-03-30
CIK 1169424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 2005

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


1899 W. March Lane
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


Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                                                                  Yes [ ] No [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $27,486,486 as of June 30, 2005 which was calculated based on the last reported sale of the Company's Common Stock prior to June 30, 2005. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Common stock, no par value 3,524,282 shares outstanding as of March 16, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Annual Report to Shareholders for Fiscal Year Ended December 31, 2005 (Part II)
       Proxy Statement for 2006 Annual Meeting of Shareholders (Part III)

TABLE OF CONTENTS
-----------------
PART 1.                                                                     Page

Item 1.     Business                                                          2
Item 1A.    Risk Factors                                                      9
Item 1B.    Unresolved Staff Comments                                        11
Item 2.     Properties                                                       11
Item 3.     Legal Proceedings                                                12
Item 4.     Submission of Matters to a Vote of Security Holders              12

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                12
Item 6.     Selected Financial Data                                          13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         13
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk       13
Item 8.     Financial Statements and Supplementary Data                      13
Item 9.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         13
Item 9A     Controls and Procedures                                          13
Item 9B     Other Information                                                14

PART III.

Item 10.    Directors and Executive Officers of the Registrant               14
Item 11.    Executive Compensation                                           14
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  14
Item 13.    Certain Relationships and Related Transactions                   15
Item 14.    Principal Accountant Fees and Services                           15

PART IV.

Item 15.    Exhibits, Financial Statement Schedules                          15
            Signatures                                                    16-17
            Index of Exhibits                                                18

                              PACIFIC STATE BANCORP
                              STOCKTON, CALIFORNIA
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2005
                                     PART I
                                     ------
ITEM 1. BUSINESS
        --------

Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management's beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation, and its consolidated subsidiary.

         General Description of Business
         -------------------------------

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the shares of Pacific State Bank under a plan of reorganization approved by the Bank's shareholders on May 9, 2002. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank conducts a general commercial banking business, primarily in Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2006 had 82 employees, including 36 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates seven branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy, California. In 2004, the company opened a loan production office in Castro Valley, California. The bank plans to open its 8th branch in Lodi, California, mid-year 2006.

         Effective July 12, 2005, Pacific State Bancorp began trading on the Nasdaq(TM) National Market under the symbol of "PSBC". Prior to July 12, 2005, transactions in the Company's common stock were reported on the OTC Bulletin Board under the same symbol.

         Business Plan
         -------------

         The focus of the Company's business plan is to attract "Business Relationship" small, medium and large accounts, but not to the exclusion of any other business which the Company can reasonably and profitably attract. In order to provide a level of service to attract such customers, the Company has structured its specific services and charges on a basis which management believes to be profitable, taking into consideration other aspects of the account relationship. The Company offers a full range of banking services to its customers intended to attract the following specific types of accounts: relatively large consumer accounts; professional group and association accounts, including the accounts of groups or firms of physicians, dentists, attorneys and accountants; and accounts of small to medium-sized businesses engaged in retail, wholesale, light industrial, manufacturing, agricultural and service activities.

         Trust Subsidiaries
         ------------------

         The Company during 2002 and 2004 established two business trust subsidiary grantor trusts, Pacific State Statutory Trusts I and II (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company as subordinated debentures (the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicles are guaranteed by the Company. See Note 8 to the Company's consolidated financial statements at
Item 8, Financial Statements and Supplementary data.

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

         Product Lines and Services
         --------------------------

         The Bank currently offers the following general banking services at all of its branches: commercial, construction, agriculture and real estate loans and personal credit lines, interest on checking, U.S. Savings bond services, domestic and foreign drafts, banking by appointment, automatic transfer of funds between savings and checking accounts, business courier services, checking and savings accounts for personal and business purposes, domestic letters of credit, a depository for MasterCard and Visa drafts, federal depository services, cash management assistance, wire and telephone transfers, Individual Retirement Accounts, time certificates of deposit, courier service for non-cash deposits, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, unsecured overdraft protection credit lines attached to checking accounts, ATM cards and MasterMoney debit cards via the Star, Cirrus, Plus, MasterCard and Visa networks.

         The Bank is not authorized to offer trust services. The Federal Reserve Bank of San Francisco is the Company's primary correspondent relationship. The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, California, First Tennessee Bank in Memphis, Tennessee, Bank of the West in Walnut Creek, California, U.S. Bank, Minneapolis, Minnesota, Wells Fargo Bank, San Francisco, California and Pacific Coast Bankers Bank, San Francisco, California.

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

         The Bank is an approved Small Business Administration and 504 lender, FSA, USDA Business and Industry, USDA Part-time Farmer Program, FHA and VA lender and California Capital lender. The Bank is a national leader in the underwriting of U.S. Department of Agriculture business and industry loans, as well as a Preferred Lender for this program.

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

         Competition
         -----------

         The Bank's service area consists of Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne Counties. The banking business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks, which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services), which are not offered directly by the Bank. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the bank and substantial advertising and promotional budgets.

         In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

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

         Supervision and Regulation
         --------------------------

         The Company is principally regulated by the Federal Reserve Board ("FRB"). The Bank is principally regulated by the California Commissioner of Financial Institutions ("Commissioner"), but is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and by its primary federal regulator, the FRB. These agencies govern most of the Company's and the Bank's business, including capital requirements, loans, investments, mergers and acquisitions, borrowings, dividends, branch locations and other similar matters. In addition, the Bank's business is affected by general economic conditions and by the monetary and fiscal policies of the United States government. These policies influence, for example, the Federal Reserve's open market operations in U.S. Government securities, the reserve requirements imposed upon commercial banks, the discount rates applicable to borrowings from the Federal Reserve by banks, and other similar matters which impact the growth of the Bank's loans, investments and deposits and the interest rates which the Bank charges and pays.

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

         Capital Requirements. The Company and the Bank are subject to certain regulatory capital requirements administered by the FRB and the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

         The Uniform Financial Institutions Rating System classifies and evaluates the soundness of financial institutions according to the so-called "CAMELS" criteria, an acronym for capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, (including changes in interest rates, foreign exchange rates, commodity prices or equity prices which may adversely affect an institution's earnings and capital).

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

         As of December 31, 2005, the Bank's total risk-based capital ratio (approximately 11.5%) and its leverage ratio (approximately 9.1%) exceeded minimum levels. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Bank in the reasonably foreseeable future.

         Deposit Insurance Assessments. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005, which will have the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (which is anticipated to occur on or before July 1, 2006). It is anticipated that final regulations will be released by the FDIC not later than the fourth quarter of 2006. Until final regulations are released, the precise amount of premium assessment for the Bank cannot be determined, but it is expected that the Bank's expense for premium assessments will not increase in an amount that will have a material adverse effect on the Company's results of operations. The Bank's deposit insurance assessment was $30,000 for the year 2005.

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

         The SOA is the most far-reaching U.S. securities legislation enacted in many years. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, ("the SEC"), under the Securities Exchange Act of 1934. Since the enactment of the SOA, the SEC has issued numerous new and proposed regulations to implement SOA requirements.

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

         On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts. Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, but the deadline was postponed to allow time for evaluation of such provisions, and on March 9, 2006, President Bush signed legislation to reauthorize the Patriot Act, incorporating certain civil liberty protections approved by Congress.

         Section 313(a) of the Patriot Act prohibits any insured financial institution such as Pacific State Bancorp from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

         Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person, shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

         The Company and its subsidiaries are not currently aware of any account relationships between the Company and its banking subsidiaries and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

New Accounting Pronouncements

         The Company adopted no new accounting policies in 2005 that had a material impact on its consolidated financial position or results of operation. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for a discussion of critical accounting policies and see Note 2 to the consolidated financial statements at Item 8, Financial Statements and Supplementary Data, for a summary of significant accounting policies.

Other-Than-Temporary Impairment of Certain Investments

         In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company's consolidated financial statements for the year ended December 31, 2005.

         On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These FSP's address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. These FSP's also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSP's nullify certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in these FSP's amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP's are effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments

         In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123
(R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect FAS 123 (R) will have and believes that the effect of implementation will be consistent with the pro forma disclosures included in the notes to the consolidated financial statements.

Accounting Changes and Error Corrections

         On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

ITEM 1A. RISK FACTORS
         ------------

         The Company and its subsidiary, Pacific State Bank, conduct business in an environment that includes certain risks described below which could have a material adverse effect on the Company's business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading "Cautionary Statements Regarding Forward-Looking Statements," for additional information regarding factors that may affect the Company's business.

     o The Company's business is subject to interest rate risk, and variations in interest rates may negatively affect its financial performance.

         Changes in the interest rate environment may reduce the Company's net interest income. It is expected that the Company will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize the Company's interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company's net interest spread, asset quality, loan origination volume and overall profitability.

     o The Company faces strong competition from financial service companies and other companies that offer banking services, which can hurt Pacific State Bancorp' business.

         The Company's subsidiary, Pacific State Bank, conducts banking operations principally in Stockton California and San Joaquin County. Increased competition in the Bank's market may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by the Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company's results of operations, financial condition and future prospects.

     o Changes in economic conditions could result in an economic downturn in Northern California which could adversely affect the Company's business.

         The Company's business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. A deterioration in economic conditions locally, regionally or nationally including as the result of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company's business:

     o   loan delinquencies and defaults may increase;

     o   problem assets and foreclosures may increase;

     o   demand for the Company's products and services may decline;

     o   low cost or non-interest bearing deposits may decrease; and

     o collateral for loans may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans.

     o   The Company has a concentration risk in real estate related loans.

         At December 31, 2005, approximately 78.6% of the Company's loan portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Stockton, California and San Joaquin County. A substantial decline in real estate values in the Company's primary market areas could occur as a result of an economic downturn, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

     o The Company and its subsidiary Bank are subject to extensive regulation, which could adversely affect its business.

         The Company's and the Bank's operations are subject to extensive regulation by state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it and its subsidiary Bank are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company's results of operations, financial condition, or future prospects.

     o The Company's allowance for loan losses may not be adequate to cover actual losses.

         Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect the Company's operating results. The Company's allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan losses. Although we believe that the Company's allowance for loan losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
         -------------------------

Inapplicable

ITEM 2.  PROPERTIES
         ----------

         The Company owns its March Lane (Stockton), Modesto, Groveland, Angels Camp and Arnold branch facilities. The Company purchased the March Lane office for $866,700 in 1992. The Company's executive officers and support staff were located in the March Lane building from 1997 to 2004. During 2001 the Company purchased an adjacent building to the March Lane office, for $747,000, in order to expand its administrative functions. The executive offices, finance department, central operations and data processing were moved into these offices in 2004. The Company repossessed the Modesto building and converted it to a banking branch in 1996. The Modesto land was purchased in 1999 for $524,000. The Company purchased the Arnold Branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank. A portion of the building, located at 1013 Blagen Road, is leased to First American Title. The lease is expected to generate $10,000 in 2006. During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current Branch offices. These sites offer the Company better visibility and demonstrate commitment to the communities we serve. The Groveland property was purchased for

$148,000 and construction was completed in January 2003. The Angels Camp property was purchased for $200,000 and was completed in the third quarter of 2003.

         All other Company premises are leased. The Company's total rentals for premises and equipment for fiscal year 2005 were approximately $276,000.

         The Company is currently in the fourteenth year of a sixteen-year gross level lease for its main office located in downtown Stockton. The Company's projected lease expense for 2006 under this lease is approximately $200,000 per year, and will increase annually at a rate of 3% per year.

         In 1999, the Company entered into a 10-year lease with two options to extend for an additional 5 years each for the building in Tracy. The annual rent for 2005 was $71,000 and will increase annually at a rate of 3% per year. The Company's projected lease expense for 2006 under this lease is approximately $74,000 per year, and will increase annually at a rate of 3% per year.

         In 2005, the Company entered into a 10-year lease with four options to extend for an additional 5 years each for the building in Lodi. The annual rent will commence in 2006 upon completion of the building and occupation by Pacific State Bank. The estimated annual rent for 2006 under this lease is approximately $90,000, and will increase annually at a rate of 3% per year. The estimated annual rent for 2007 under this lease is approximately $180,000.

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

Item (*)    Executive Officers of the Registrant.
            ------------------------------------

         The following table presents certain information regarding the executive officers of the Company:

NAME                     AGE         POSITION(S)                      SINCE
----                     ---         -----------                      -----
Steven A. Rosso           51         President and CEO/Director       1992
Gary A. Stewart           56         Executive VP/CCO/Director        1996
JoAnne Roberts            49         Vice President/CFO               2004

(*)  Included pursuant to General Instruction (G)(3).

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ----------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

         See information under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's 2005 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         See information under the caption "Selected Financial Data" in the Company's 2005 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION.
         ------------

         See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 2005 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.
         ---------------------------------------------------------

         See information under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2005 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

         See Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders' Equity, Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company's 2005 Annual Report to Shareholders, which information is incorporated here by reference.

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

         There were no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of such evaluation.

ITEM 9B. OTHER INFORMATION
         -----------------

         On October 20, 2005, the Registrant entered into a new employment agreement with its president and chief executive officer Steven A. Rosso. Registrant failed to disclose this event in a Form 8-K filed with the Commission.

         The principal terms of the agreement include the following:

     o The term of employment is five years ending September 30, 2010, with an automatic one-year renewal unless either party gives written notice of renewal prior to the end of the term. In the event of prior termination without cause, Mr. Rosso is entitled to a severance payment of one year's salary plus continuation of all health and welfare benefits for one year.

     o Starting annual salary is $223,084, with annual adjustments in the discretion of the board of directors.

     o Additional benefits include use of a company automobile, membership in country club and other service clubs, participation in all employment benefits and plans generally available to Company and Bank employees, and reimbursement for Company-related expenses.

     o If Mr. Rosso becomes temporarily or permanently disabled other than as a result of his intentional act, he is to be paid the difference between his contracted rate of compensation and the amounts paid by state disability insurance for a maximum of six months.

     o Incentive compensation is payable tied to certain Bank performance goals.

     o In the event of a change in control of the Company, a pool of five percent (5%) of the total sale value will be established at the close of a transaction above the book value of the Company. Mr. Rosso will be entitled to receive at least sixty percent (60%) of this pool.

     o   Five weeks annual vacation.

         A copy of the agreement is attached as Exhibit 10.4 and is incorporated here by reference.

         On March 13, 2006, Director Philip Wallace notified the Company of his intent to resign his position with the Company effective immediately due solely to health issues. Mr. Wallace's resignation was accepted by the Board of Directors on March 16, 2006. The Company failed to file a Form 8-K in connection with Mr. Wallace's resignation.

                                    PART III
                                    --------

         Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2006 Annual Meeting of Shareholders (the "Proxy Statement").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS.
         ---------------------------

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
         ---------------------------------------

         (a)(1)

         The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2005, are filed and incorporated by reference in Item 8 of this report.

         (a) Financial Statements.

            (1)   Financial Statements:

                  (i) Report of Independent Registered Public Accounting Firm, dated March 17 2006.
                  (ii)     Consolidated Balance Sheet, December 31, 2005 and
                           2004.
                  (iii) Consolidated Statement of Income: Years ended December 31, 2005, 2004 and 2003.
                  (iv)     Consolidated Statement of Changes in Shareholders'
                           Equity: Years ended December 31, 2005, 2004 and 2003.
                  (v) Consolidated Statement of Cash Flows: Years ended December 31, 2005, 2004 and 2003.
                  (vi)     Notes to Consolidated Financial Statements.

            (2) All Schedules have been omitted because they are not applicable or not required or because the information is included in the financial statements or the notes thereto or is not material.

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

Date:   March 16, 2006                 PACIFIC STATE BANCORP


                                       By: /s/ STEVEN A. ROSSO
                                           ------------------------------------
                                           Steven A. Rosso
                                           President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 16, 2006                  By: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer
                                           Director

Date:  March 16, 2006                  By: /s/ JOANNE ROBERTS
                                           -------------------------------------
                                           JoAnne Roberts
                                           Vice President/CFO
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)

Date:  March 16, 2006                  By: /s/ MICHAEL L. DALTON
                                           -------------------------------------
                                           Michael L. Dalton
                                           Director and Vice Chairman
                                           Chairman of the Audit Committee

Date:  March 16, 2006                  By: /s/ HAROLD HAND
                                           -------------------------------------
                                           Harold Hand
                                           Director and Chairman of the Board

Date:  March 16, 2006                  By: /s/ PATRICIA A. HATTON
                                           -------------------------------------
                                           Patricia A. Hatton
                                           Director and Chairperson of the
                                           Director Loan Committee

Date:  March 16, 2006                  By: /s/ STEVEN J. KIKUCHI
                                           -------------------------------------
                                           Steven J. Kikuchi
                                           Director and Secretary of the Board

Date:  March 16, 2006                  By: /s/ MAXWELL FREEMAN
                                           -------------------------------------
                                           Maxwell Freeman
                                           Director

Date:  March 16, 2006                  By: /s/ YOSHIKAZU MATAGA
                                           -------------------------------------
                                           Yoshikazu Mataga
                                           Director

Date:  March 16, 2006                  By: /s/ GARY A. STEWART
                                           -------------------------------------
                                           Gary A. Stewart
                                           Executive Vice President/CLO
                                           Director

Date:  March 16, 2006                  By: /s/ KATHLEEN VERNER
                                           -------------------------------------
                                           Kathleen Verner
                                           Director

                                LIST OF EXHIBITS

3.1      Articles of Incorporation, as amended. Incorporated by reference from
         Exhibit 3.1 filed with the Company's Form 10-K for the year ended December 31, 2004.

3.2 Bylaws. Incorporated by reference from Exhibit 3.2 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").

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

10.2     Lease Agreement for Lodi Office

10.3     Lease Agreement, Tracy Branch Office. Incorporated by reference from
         Exhibit 10.3 filed with the S-4.

10.4*    Employment Agreement (Steven A. Rosso) dated October 20, 2005. Exhibit
         10.4 filed with the S-4.

10.5.1*  Form of Salary Continuation Agreement

10.5.2*  Form of Split Dollar Agreement

10.6* 1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

13 The portions of the Pacific State Bancorp 2005 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.

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

*        Denotes management contract or compensatory arrangement