Form 10-Q
period 2006-03-31
PACIFIC STATE BANCORP
filed 2006-05-15
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]  Accelerated filer [ ]   Non -accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

         Title of Class                  Shares outstanding as of May 5, 2006

          Common Stock                                3,554,174
          No Par Value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                     PACIFIC STATE BANCORP AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------
(Unaudited)
--------------------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                                                 March 31     December 31
--------------------------------------------------------------------------------------------------------------
Assets                                                                                 2006           2005
------
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $     16,972   $     14,453
--------------------------------------------------------------------------------------------------------------
Federal funds sold                                                                           --          4,667
                                                                                   ------------   ------------
--------------------------------------------------------------------------------------------------------------
              Total cash and cash equivalents                                            16,972         19,120
--------------------------------------------------------------------------------------------------------------
Investment securities - available for sale (amortized cost of $26,572 in                 26,378         28,539
2006 and $28,696 in 2005)
--------------------------------------------------------------------------------------------------------------
Loans, less allowance for loan losses of $2,441 in 2006 and $2,356 in 2005              253,809        241,556
--------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                               9,443          9,511
--------------------------------------------------------------------------------------------------------------
Company owned life insurance                                                              4,446          4,411
--------------------------------------------------------------------------------------------------------------
Accrued interest receivable and other assets                                              6,596          6,474
                                                                                   ------------   ------------
--------------------------------------------------------------------------------------------------------------
                                  Total assets                                     $    317,644   $    309,611
                                                                                   ============   ============
--------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
------------------------------------

--------------------------------------------------------------------------------------------------------------
Deposits:
--------------------------------------------------------------------------------------------------------------
    Non-interest bearing                                                           $     60,234   $     68,657
--------------------------------------------------------------------------------------------------------------
    Interest bearing                                                                    205,329        204,417
                                                                                   ------------   ------------
--------------------------------------------------------------------------------------------------------------
              Total deposits                                                            265,563        273,074
--------------------------------------------------------------------------------------------------------------
Other borrowings                                                                         18,000          4,000
--------------------------------------------------------------------------------------------------------------
Subordinated debentures                                                                   8,764          8,764
--------------------------------------------------------------------------------------------------------------
Accrued interest payable and other liabilities                                            2,686          2,400
                                                                                   ------------   ------------
--------------------------------------------------------------------------------------------------------------
             Total liabilities                                                          295,013        288,238
                                                                                   ------------   ------------
--------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock - no par value; 2,000,000 shares authorized;
    Common stock - no par value; 24,000,000 shares authorized;
      shares issued and outstanding 3,524,322 in 2006 and 3,514,982 in                    7,627          7,556
      2005
Retained earnings                                                                        15,118         13,912
--------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss, net of tax                                           (114)           (95)
                                                                                   ------------   ------------
--------------------------------------------------------------------------------------------------------------
                                 Total shareholders' equity                              22,631         21,373
--------------------------------------------------------------------------------------------------------------
                                  Total liabilities and shareholders' equity       $    317,644   $    309,611
                                                                                   ============   ============
--------------------------------------------------------------------------------------------------------------

       See notes to unaudited condensed consolidated financial statements

                                         PACIFIC STATE BANCORP
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------            Three months ended
Unaudited                                                                           March 31
------------------------------------------------------------------
(in thousands, except share amounts)                                         2006             2005
------------------------------------                                         ----             ----
------------------------------------------------------------------------------------------------------
Interest income:
------------------------------------------------------------------------------------------------------
    Interest and fees on loans                                           $      5,461     $      3,647
------------------------------------------------------------------------------------------------------
    Interest on federal funds sold                                                 11               58
------------------------------------------------------------------------------------------------------
    Interest on investment securities                                             320              223
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                         Total interest income                                  5,792            3,928
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
Interest expense:
------------------------------------------------------------------------------------------------------
    Interest on deposits                                                        1,485              935
------------------------------------------------------------------------------------------------------
    Interest on subordinated debentures                                           164              121
------------------------------------------------------------------------------------------------------
    Interest on borrowings                                                         71               19
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                         Total interest expense                                 1,720            1,075
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                         Net interest income before
                          provision for loan losses                             4,072            2,853
------------------------------------------------------------------------------------------------------
Provision for loan losses                                                          90               60
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
            Net interest income after
                  provision for loan losses                                     3,982            2,793
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
Non-interest income:
------------------------------------------------------------------------------------------------------
   Service charges                                                                208              181
------------------------------------------------------------------------------------------------------
   Other fee income                                                               231              370
------------------------------------------------------------------------------------------------------
   Gain on sale of loans                                                          160              218
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                       Total non-interest income                                  599              769
------------------------------------------------------------------------------------------------------
Non-interest expenses:
------------------------------------------------------------------------------------------------------
   Salaries and employee benefits                                               1,349            1,117
------------------------------------------------------------------------------------------------------
   Occupancy                                                                      199              197
------------------------------------------------------------------------------------------------------
   Furniture and equipment                                                        178              132
------------------------------------------------------------------------------------------------------
   Other expenses                                                                 861              586
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                       Total non-interest expenses                              2,587            2,032
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                       Income before provision for income taxes                 1,994            1,530
------------------------------------------------------------------------------------------------------
Provision for income taxes                                                        787              582
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                       Net income                                        $      1,207     $        948
                                                                         ============     ============
------------------------------------------------------------------------------------------------------
Basic earnings per share                                                 $       0.35     $       0.26
                                                                         ============     ============
------------------------------------------------------------------------------------------------------
Diluted earnings per share                                               $       0.31     $       0.24
                                                                         ============     ============
------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                  3,477,314        3,452,601
------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares
     outstanding                                                            3,895,844        3,898,120
------------------------------------------------------------------------------------------------------

       See notes to unaudited condensed consolidated financial statements

                     PACIFIC STATE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          For the Three Months
(Unaudited)                                                                                      Ended
(in thousands)                                                                                  March 31
                                                                                     ------------------------------
                                                                                         2006              2005
                                                                                     ------------      ------------
Cash flows from operating activities:
       Net income                                                                    $      1,207      $        948
       Adjustments to reconcile net income to net cash
            provided by operating activities:
               Provision for loan losses                                                       90                60
               Gain on sale of loans                                                         (160)             (218)
               Net increase in deferred loan origination fees and costs                        78                51
               Depreciation and amortization                                                   96               112
               Increase in Company owned life insurance, net of expenses                      (35)              (66)
               Decrease in accrued interest receivable and other assets                      (201)             (324)
               Increase in accrued interest payable and other liabilities                     286                62
                                                                                     ------------      ------------
                       Net cash provided by operating activities                            1,361               625
                                                                                     ------------      ------------

Cash flows from investing activities:
       Net decrease in interest-bearing deposits in banks                                      --             1,100
       Proceeds from matured and called available-for-sale investment securities            6,000                --
       Purchases of available-for-sale investment securities                               (3,920)           (1,000)
       Proceeds from principal repayments from available-for-sale securities                  206               200
       Proceeds from principal repayments from held-to-maturity securities                      6                --
       Net (increase) decrease in loans                                                   (12,261)            2,825
       Proceeds from sale of premises and equipment                                            --                17
       Purchases of premises and equipment                                                   (101)               (2)
                                                                                     ------------      ------------
              Net cash ( used in) provided by investing activities                        (10,070)            3,140
                                                                                     ------------      ------------

Cash flows from financing activities:
     Net (decrease) increase in demand, interest-bearing and savings deposits             (18,305)           16,983
      Net increase (decrease) in time deposits                                             10,794              (309)
      Net Increase in borrowed funds                                                       14,000                --
                                                                                     ------------      ------------
      Proceeds from exercise of stock options                                                  72                15
                                                                                     ------------      ------------
            Net cash provided by financing activities                                       6,561            16,689
                                                                                     ------------      ------------

            (Decrease) increase in cash and cash equivalents                               (2,148)           20,454

Cash and cash equivalents at beginning of year                                             19,120            12,108
                                                                                     ------------      ------------

Cash and cash equivalents at end of period                                           $     16,972      $     32,562
                                                                                     ============      ============

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 when it acquired all the shares of Pacific State Bank on May 9, 2002. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is providing loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank conducts a general commercial banking business, primarily in the City of Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 31, 2006 had 82 employees, including 36 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates seven branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy and a loan production office in Castro Valley, California. The Bank plans to open its 8th branch in Lodi, California, mid-year 2006.

         Effective July 12, 2005, Pacific State Bancorp common stock began trading on the Nasdaq(TM) National Market under the symbol of "PSBC". Prior to July 12, 2005 the Company was traded on the OTC Bulletin Board under the same symbol.


2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2006 and December 31, 2005, and the results of its operations for the three month periods ended March 31, 2006 and 2005, and its cash flows for the three month periods ended March 31, 2006 and 2005 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 2006 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

                                                   March 31         December 31,
================================================================================
                                                     2006              2005
--------------------------------------------------------------------------------
(In thousands)

Commercial                                       $     44,812      $     43,063
Agriculture                                            18,825            17,582
Real estate - commercial                              130,131           126,166
Real estate - construction                             49,539            43,352
Installment & other                                    12,809            13,536
                                                 ------------      ------------
                                                      256,115           243,699
Deferred loan fees and costs, net                         135               213
Allowance for loan losses                              (2,441)           (2,356)
                                                 ------------      ------------

Total net loans                                  $    253,809      $    241,556
                                                 ------------      ------------
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

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $95,265,000 and $112,066,000 and stand-by letters of credit of $2,600,000 and $2,318,000 at March 31, 2006 and December 31, 2005, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company during 2006.

Approximately $60,334,000 of the loan commitments outstanding at March 31, 2006 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at March 31, 2006 and December 31, 2005.

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


                                                       Three Months Ended
                                                   --------------------------
            (in thousands)                          03/31/06        03/31/05
                                                   ----------      ----------
            Net Income                             $    1,207      $      948
            Other Comprehensive Loss:
                 Change in unrealized loss on
                 available for sale securities            (19)            (89)
                 Reclassification adjustment               --              --
                                                   ----------      ----------
            Total Other Comprehensive Loss                (19)            (89)
            Total Comprehensive Income                  1,188             859
                                                   ==========      ==========

7.  STOCK-BASED COMPENSATION

The Company had one stock-based compensation plan which is described in Note 8. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment ("SFAS 123(R)"), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were no grants made in the first quarter of 2006 or 2005. Results for prior periods have not been restated. Prior to January 1, 2006, The Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the three months ended March 31, 2006 was $2,056,000 and $1,269,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $.36 and $.32, respectively, without the adoption of SFAS 123 (R) compared to $.35 and $.31, respectively, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company's stock option plans for the quarter ended March 31, 2005.

                                                        For the Quarter Ended
                                                            March 31, 2005
--------------------------------------------------------------------------------
                                                       (In thousands, except per
                                                             share amounts)

Net earnings as reported                                       $      948
Add:  Share-based compensation cost, net of related tax
     effects, included in net income as reported                       --
                                                               ----------
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net
     of related tax effects                                            66
                                                               ----------
Pro forma net income                                           $      882
                                                               ==========

Basic earnings per share - as reported                         $     0.26
Basic earnings per share - pro forma                           $     0.26

Diluted earnings per share - as reported                       $     0.24
Diluted earnings per share - pro forma                         $     0.23

8.  STOCK OPTION PLAN

At March 31, 2006, the Company has one stock-based employee compensation plan, the Pacific State Bancorp 1997 Stock Option Plan. At March 31, 2006, 28,304 shares of common stock remain reserved under the 1997 plan for issuance to employees and directors through incentive and nonstatutory agreements. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the activity of the plan is as follows:

                                                                Three Months ended March 31, 2006
                                                ------------------------------------------------------------
                                                                Weighted         Weighted         Aggregate
                                                                Average      Average Remaining    Intrinsic
                                                                Exercise        Contractual         Value
                                                  Shares          Price            Term            (000's)
------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of period          840,050     $       6.96          4.3 Yrs     $      9,694
Options granted                                        -0-
Options exercised                                  11,700             5.09                               149
Options canceled                                       -0-
                                                ---------
------------------------------------------------------------------------------------------------------------
Options outstanding, end of period                828,350             6.99          4.1 Yrs            8,954

============================================================================================================
Options vested or expected to vest at             756,013             6.38          4.1 Yrs            8,634
     March 31, 2006
============================================================================================================
Options exercisable, end of period                374,550     $       6.47          4.1 yrs     $      4,242
============================================================================================================

The total fair value of shares vested during the quarter ended March 31, 2006 and 2005 was $155,000 and $135,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at March 31, 2006. The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $4,242,000 as of March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $149,000 and $71,000, respectively.

There were no options granted in the quarters ended March 31, 2006 and 2005. The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 3% for the remaining non-vested options.

As of March 31, 2006, there was $593,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be realized over a weighted average period of
2.21 years and will be adjusted for subsequent changes in estimated forfeitures.



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

The following discussion and analysis sets forth certain statistical information relating to the company as of March 31, 2006 and December 31, 2005 and the three month periods ended March 31, 2006 and 2005. The discussion should be read in conjunction with condensed consolidated financial statements and related notes included elsewhere in this 10-Q and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment ("SFAS 123(R)") using the modified prospective transition method. Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R). Except as disclosed above, there have been no changes to the Company's critical accounting policies from those discussed in Note 2 to the Consolidated Financial Statements included in the Company's 2005 Annual Report to Shareholders' on Form 10-K filed with the Commission, which is incorporated here by reference.

OVERVIEW

The Company's net income increased $259 thousand or 27.3% to $1,207 thousand for the first quarter of 2006 from $948 thousand for the same period in 2005. The primary contributor to the increase in net income for the first quarter of 2006 was the $1,219 thousand increase in net interest income over the same period in 2005. This increase was partially offset by a decrease in non-interest income of $170 thousand and an increase in non-interest expenses of $555 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $232 thousand, occupancy and furniture and equipment expenses of $48 thousand and other expenses of $275 thousand and an increase in the provision for income taxes of $205 thousand. Basic earnings per share were $0.35 for the first quarter of 2006 up 34.6% from $0.26 for the same period in 2005. Diluted earnings per share were $0.31 for the first quarter of 2006 up 29.2% from the $0.24 for the same period in 2005.

Total assets at March 3, 2006 were $318 million, an increase of $8 million or 2.6%, from the $310 million at December 31, 2005. The growth in assets was primarily in the Company's loans offset by decreases in the level of Federal funds sold. Loans grew $12 million or 5.1% to $254 million at March 31, 2006 from $242 million at December 31, 2005 while Federal funds sold decreased $5 million over the same period. The growth in assets was funded by the net income of $1.2 million and $14 million or 350% growth in borrowed funds offset by decreases in deposits of $7.0 million. The decrease in deposits consisted of $8 million or 12.3% in non-interest bearing deposits offset by $1 million or 0.4% growth in interest bearing deposits. The annualized return on assets was 1.59% for the three months ended March 31, 2006 compared to 1.42% for the same period in 2005. The annualized return on equity was 22.68% for the three months ended March 31, 2006 compared to 22.11% for the same period in 2005.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2006

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $4.1 million for the three months ended March 31, 2006, an increase of $1,219 thousand or 42.7% from $2.9 million for the same period in 2005. The increase in net interest income was primarily attributed to the volume increase in the Company's average loan and investment balances supported by the overall increases in the yields earned primarily on loans and Federal funds sold. These increases were partially offset by the increases in both the level of average interest bearing liabilities and the increase in the average rates paid, primarily on time deposits.

Interest income increased $1.9 million or 47.5% to $5.8 million for the three months ended March 31, 2006 from $3.9 million for the same period in 2005. The increase in interest income was primarily attributed to volume increases in investment and loan balances and an increase in yield, particularly in loans and federal funds sold. The Company's average loan balances were $251.2 million for the three months ended March 31, 2006, up $48.0 million or 23.6% from $203.2 million for the same period in 2005. The Company's average loan yield was 8.82% for the three months ended March 31, 2006, up 154 basis points from the 7.28% yield for the same period in 2005. Although the Company's average balances of Federal funds sold decreased $9.5 million to $1.0 million for the three months ended March 31, 2006 from the $10.5 million for the same period in 2005 and interest income decreased $47 thousand, the average yield on Federal funds sold increased 256 basis points to 4.81% compared to 2.25% for the same period in 2005. The Company's average investment balances were $27.7 million for the three months ended March 31, 2006, up $9.5 million, or 52.2%, from $18.1 million for the same period in 2005. The Company's average investment yield was 4.69% for the three months ended March 31, 2006, up 34 basis points from the 4.35% yield for the same period in 2005. As a result of the change in mix of the Company's earning assets and the yields earned, the overall yield on average earning assets increased 170 basis points to 8.40% for the three months ended March 31, 2006, from 6.70% for the same period in 2005.

Interest expense increased $645 thousand, or 60.0% to $1.7 million for the three months ended March 31, 2006, from $1.1 million for the same period in 2005. The increase is primarily attributed to both the increase in time deposit and other borrowing volumes and in the overall increases in the rates paid on interest bearing liabilities. The Company's average balances of Time Deposits were $97.4 million for the three months ended March 31, 2006, up $25.1 million, or 34.7% from $72.3 million for the same period in 2005. Additionally the average rate paid on Time Deposits increased 144 basis points to 3.60% for the three months ended March 31, 2006 from 2.16% for the same period in 2005. The Company's average balances of interest bearing demand deposits increased 1.0 million to $102.0 million for the three months ended March 31, 2006 from $101.0 million for the same period in 2005 while interest expense increased $68 thousand as a result of the increase in rates paid of 24 basis points. Average rates paid increased to 2.42% from 2.18% for the same period in 2005. The Company's average balances of other borrowings increased 4.0 million to $16.7 million for the three months ended March 31, 2006 from $12.8 million for the same period in 2005 while interest expense increased $95 thousand as a result of the increase in volume and in rates paid of 125 basis points. Average rates paid increased to 5.70% from 4.45% for the same period in 2005.

As a result of the changes noted above, the net interest margin for the three months ended March 31, 2006 increased 104 basis points or 21.4% to 5.90%, from 4.86% for the same period in 2005.

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

                                                           Yield Analysis


                                                            For the Three Months Ended              For the Three Months Ended
                                                               Ended March 31, 2006                    Ended March 31, 2005
                                                       ------------------------------------    ------------------------------------
                                                                    Interest      Average                   Interest      Average
                                                        Average     Income or     Yield or      Average     Income or     Yield or
Assets:                                                 Balance      Expense       Cost         Balance      Expense        Cost
-------                                                ----------   ----------   ----------    ----------   ----------   ----------
Interest-earning assets:
Loans                                                     251,153        5,461         8.82%      203,198        3,647         7.28%
Investment securities                                      27,692          320         4.69%       18,191          195         4.35%
Federal funds sold                                            928           11         4.81%       10,460           58         2.25%
Interest bearing deposits in banks                             --           --           --%        6,088           28         1.87%
                                                       -----------------------                 -----------------------
        Total average earning assets                      279,773        5,792         8.40%      237,937        3,928         6.70%

Non-earning assets:
Cash and due from banks                                    12,277                                  13,450
Other assets                                               15,086                                  18,839
                                                       ----------                              ----------
        Total average assets                              307,136                                 270,226
                                                       ==========                              ==========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

     Interest-bearing demand                              102,033          610         2.42%      101,019          542         2.18%
     Savings                                                6,534           10         0.62%        7,286            9         0.50%
     Time deposits                                         97,369          865         3.60%       72,264          384         2.16%
     Other borrowings                                      16,724          235         5.70%       12,764          140         4.45%
                                                       -----------------------                 -----------------------

        Total average interest-bearing
        liabilities                                       222,660        1,720         3.13%      193,333        1,075         2.26%
                                                                                 ==========                              ==========

Noninterest-bearing liabilities:
     Demand deposits                                       61,347                                  55,229
     Other liabilities                                      1,537                                   4,284
                                                       ----------                              ----------
        Total liabilities                                 285,550                                 252,846
Shareholders' equity:                                      21,592                                  17,380
                                                       ----------                              ----------
Total average liabilities and shareholders' equity        307,136                                 270,226
                                                       ==========                              ==========

                                                                    ----------                              ----------
Net interest income                                                      4,072                                   2,853
                                                                    ==========                              ==========

Yield on interest-earning assets                                                       8.40%                                   6.70%
Cost of funding interest-earning assets                                                2.50%                                   1.83%
                                                                                 ----------                              ----------
Net interest margin                                                                    5.90%                                   4.86%
                                                                                 ==========                              ==========

     (1)  Not computed on a tax-equivalent basis.
     (2) Loan fees included in loan interest income for the three month periods ended March 31, 2006 and 2005 amounted to $417 thousand and $177 thousand, respectively.
     (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
     (4) Total interest expense divided by the average balance of total earning assets.
     (5) Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                      Three Months ended March 31,
                                              2006 over 2005 change in net interest income
                                       ----------------------------------------------------------
                                          Net
                                         Change           Rate           Volume           Mix
                                       ----------      ----------      ----------      ----------
        (In thousands)
Interest Income:

Loans                                  $    1,814      $      771      $      861      $      182

Investment securities                         125              15             102               8

Federal funds sold                            (47)             66             (53)            (60)

Interest bearing deposits in banks            (28)            (28)            (28)             28
                                       ----------      ----------      ----------      ----------
     Total interest income             $    1,864      $      824      $      882      $      158


Interest Expense:

Interest-bearing demand                        68              62               5               1

Savings                                         1               2              (1)             (0)

Time deposits                                 481             258             133              90

Other borrowings                               95              39              43              12

     Total interest expense            $      645      $      361      $      181      $      102

                                       ----------      ----------      ----------      ----------
Net interest income                    $    1,219      $      463      $      700      $       56
                                       ==========      ==========      ==========      ==========

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $90 thousand in provision for loan losses for the three month period ended March 31, 2006, up $30 thousand or 50.0%, from the $60 thousand provision for the same period in 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended March 31, 2006, total non-interest income decreased $170 thousand or 22.1% to $599 thousand, down from $769 thousand for the comparable period in 2005. The decrease in non interest income was primarily the result of decreases in other fee income and a decrease in gains on sales of loans partially offset by an increase in service charges.

The decrease in other fee income is primarily the result of a decrease in mortgage referral fees due to a decrease in activity during the first quarter of 2006 as opposed to the same period in 2005. Other fee income decreased $139 thousand or 37.6% to $231 thousand, from $370 thousand for the comparable period in 2005.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived for the gain on sale of loans decreased $58 thousand or 26.6% to $160 thousand, down from $218 thousand for the comparable period in 2005.

The increase in service charges of $27 thousand or 14.9% to $208 thousand from $181 thousand for the comparable period in 2005 is primarily the result of the growth in the number of deposit accounts from the same period in 2005.

Non-Interest Expenses. Non-interest expense consists of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended March 31, 2006 was $2.6 million compared to $2.0 million for the same period in 2005, representing an increase of $555 thousand or 27.3%. Increases in salaries and benefits of $232 thousand or 20.8% are indicative of the additions to staff to expand branch operations in line with their respective growth. and the recognition of stock based compensation expenses of $62,000 as a result of adopting SFAS No. 123(R). As of March 31, 2006, there was $593,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plan. The related compensation expense is expected to be realized over a weighted average period of 2.21 years. The increase in furniture and equipment expense is attributable to the depreciation on new computer equipment purchased to stay current with technology. The increase in other expense relates to the increased expenses associated with the growth of the company as well as increased legal expense associated with the settlement of a litigation matter.

The following table sets forth a summary of non-interest expense for the three months ended March 31, 2006 and 2005:

                                                           Three Months Ended
                                                       -------------------------
                                                        March 31,      March 31,
(In thousands)                                            2006           2005
                                                       ----------     ----------
Non-interest Expense:

Salaries & Benefits                                         1,349          1,117
Occupancy                                                     199            197
Furniture and Equipment                                       178            132
Other Expense                                                 861            586
                                                       ----------     ----------

Total Non-Interest Expenses                                 2,587          2,032
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

The following table reflects the Company's tax provision and the related effective tax rate for the three months ended March 31, 2006 and 2005.

                                                         Three Months Ended
                                                    ---------------------------
                                                     March 31,        March 31,
(In thousands)                                         2006             2005
                                                    ----------       ----------

Tax Provision                                       $      787       $      582

Effective Tax Rate                                        39.5%            38.0%


FINANCIAL CONDITION

Total assets at March 31, 2006 were $318 million, an increase of $8 million or 2.6%, from the $310 million at December 31, 2005. The growth in assets was primarily in the Company's loans and cash and due from banks, offset by decreases in Federal funds sold and investment securities. Loans grew $12 million or 5.1% to $254 million at March 31, 2006 from $242 million at December 31, 2005 while cash and due from banks increased $2 million over the same period. There were no Federal funds sold at March 31, 2006 representing a decrease $5 million from December 31, 2005. Over the same period investments decreased $2 million or 7.6% to $26 million from $28 million. The growth in assets was funded by the $14 million or 350% growth in borrowed funds offset by a decrease in total deposits of $7.5 million or 2.8% to $266 million at March 31, 2006 from $273 million at December 31, 2005. The change in deposits was comprised of a decrease in non-interest bearing deposits of $8.4 million or 12.3% to $60 million at March 31, 2006 from $69 million at December 31, 2005, this decrease was partially offset by increases in interest bearing deposits of $1 million or .04% to $205 million at March 31, 2006 from $204 million at December 31, 2005.

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


The following table sets forth the amounts of loans outstanding by category as of the dates indicated:


                                                   March 31         December 31,
================================================================================
                                                     2006              2005
--------------------------------------------------------------------------------
(In thousands)

Commercial                                       $     44,812      $     43,063
Agriculture                                            18,825            17,582
Real estate - commercial                              130,131           126,166
Real estate - construction                             49,539            43,352
Installment & other                                    12,809            13,536
                                                 ------------      ------------
                                                      256,115           243,699
Deferred loan fees and costs                              135               213
Allowance for loan losses                              (2,441)           (2,356)
                                                 ------------      ------------

Total net loans                                  $    253,809      $    241,556
                                                 ------------      ------------
================================================================================

The Company continues to manage the mix in its loan portfolio consistent with its identity as a community bank serving Northern California and the Central Valley. Net portfolio loans have increased $12.3 million or 5.1%, to $253.8 million at March 31, 2006 from $241.5 million at December 31, 2005. Commercial loans increased slightly by $1.7 million or 4.1% to $44.8 million from $43.1 million at December 31, 2005. Agricultural Loans increased $1.2 million or 7.1% to $18.8 million from $17.6 million at December 31, 2005. The largest increase was in real estate - commercial and construction loans. Real estate commercial mortgage loans increased by $4.0 million or 3.1% to $130.1 million from $126.2 million at December 31, 2005. Real estate construction loans increased $6.2 million or 14.3% to $49.5 from $43.4 million at December 31, 2005. Installment and other loans decreased $727 thousand or 5.4% to $12.8 million from $13.5 million at December 31, 2005. The portfolio mix continues to reflect the increase in real estate loans as compared with the mix of a year ago, with commercial and agricultural loans representing approximately 24.9% of total loans, real estate construction loans representing 19.3%, commercial real estate loans representing 50.8%, and installment loans representing 5% at March 31, 2006.

Nonperforming loans. There were no nonperforming loans at March 31, 2006 and December 31, 2005.

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

The provision for loan losses increased to $90,000 for the three months ended March 31, 2006 compared to $60,000 for the same period in 2005. The increase in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                                        Three Months Ended
(In thousands)                                               March 31,
================================================================================
                                                        2006            2005
--------------------------------------------------------------------------------
Beginning Balance:                                   $    2,357      $    2,213
Provision for loan losses                                    90              60
Charge-offs:
          Commercial                                         --              --
          Real Estate                                        --              --
          Other                                               5              --
                                                     ----------      ----------
Total Charge-offs                                             5               0
                                                     ----------      ----------
Recoveries:
          Commercial                                         --               3
          Other                                              --              --
                                                     ----------      ----------
Total Recoveries                                             --               3
                                                     ----------      ----------
Ending Balance                                       $    2,442      $    2,276
                                                     ==========      ==========
ALL to total loans                                         0.95%           1.14%
Net Charge-offs to average loans-
annualized                                                 0.00%           0.00%
================================================================================

Investment securities and interest-bearing deposits in banks. Combined investment securities, and interest-bearing deposits in other banks decreased $2.2 million to $26.4 million at March 31, 2006, from $28.5 million at December 31, 2005.

The Company's investment in U.S. Treasury securities increased to 52.4% of the investment portfolio at March 31, 2006 compared to 52.0% at December 31, 2005. Obligations of U.S. Agencies increased to 27.9% of the investment portfolio at March 31, 2006 compared to 26.3% at December 31, 2005. The Company's investment in corporate bonds decreased to 7.6% of the investment portfolio at March 31, 2006 compared to 11.7% at December 31, 2005. Tax-exempt municipal obligations bonds increased to 12.1% of the investment portfolio at March 31, 2006 compared to 10.0% at December 31, 2005. Fed Funds sold decreased $4.7 million, or 100% as a result of the increase in loans.

Deposits. Total deposits were $265.6 million as of March 31, 2006 a decrease of $7.5 million or 2.8% from the December 31, 2005 balance of $273.1 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposit and interest bearing checking deposits decreased slightly to 30.1% of total deposits from 30.9% at December 31, 2005. Money market and savings accounts decreased to 30.8% of total deposits from 34.9% at December 31, 2005. Time deposits increased to 39.2% of total deposits from 34.1% at December 31, 2005

CAPITAL RESOURCES

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

As of March 31, 2006 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.

                                                                                                 To Be Well Capitalized
                                                                       For Capital               Under Prompt Corrective
                                           Actual                   Adequacy Purposes               Action Provisions
                                  -------------------------      -------------------------      -------------------------
                                                                  Minimum        Minimum         Minimum        Minimum
                                    Amount          Ratio          Amount         Ratio           Amount         Ratio
Company
As of March 31, 2006:
  Total capital
    (to risk weighted assets)     $   33,033          11.98%     $   22,058           8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)     $   29,293          10.62%     $   11,029           4.00%            N/A            N/A
  Tier I capital
    (to average assets)           $   29,293           9.57%     $   12,149           4.00%            N/A            N/A

Bank
As of March 31, 2006:
  Total capital
    (to risk weighted assets)     $   31,179          11.39%     $   21,894           8.00%     $   27,368          10.00%
  Tier I capital
    (to risk weighted assets)     $   28,738          10.50%     $   10,947           4.00%     $   16,421           6.00%
  Tier I capital
    (to average assets)           $   28,738           9.38%     $   12,249           4.00%     $   15,311           5.00%


                                                                                                 To Be Well Capitalized
                                                                       For Capital               Under Prompt Corrective
                                           Actual                   Adequacy Purposes               Action Provisions
                                  -------------------------      -------------------------      -------------------------
                                                                  Minimum        Minimum         Minimum        Minimum
                                    Amount          Ratio          Amount         Ratio           Amount         Ratio

Company
As of December 31, 2005:
  Total capital
    (to risk weighted assets)     $   31,650          11.90%     $   21,268           8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)     $   27,654          10.40%     $   10,634           4.00%            N/A            N/A
  Tier I capital
    (to average assets)           $   27,654           9.20%     $   12,067           4.00%            N/A            N/A

Bank
As of December 31, 2005:
  Total capital
    (to risk weighted assets)     $   29,933          11.50%     $   20,865           8.00%     $   26,082          10.00%
  Tier I capital
    (to risk weighted assets)     $   27,577          10.60%     $   10,433           4.00%     $   15,649           6.00%
  Tier I capital
    (to average assets)           $   27,577           9.10%     $   12,067           4.00%     $   15,083           5.00%

*The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%. The Company's and the Bank's risk-based capital ratios are presented below.

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $43.4 million or 13.6% of total assets at March 31, 2006 compared to $47.7 million or 15.4% of total assets at December 31, 2005. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the three months ended March 31, 2006 compared to December 31, 2005 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2005 Annual Report to Shareholders filed as an exhibit with the Company's 2005 Annual Report on Form 10-K, which is incorporated here by reference..

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


                           Part II - Other Information

ITEM 1 LEGAL PROCEEDINGS
None to report.

ITEM 1A RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Company is not aware of any material changes to the risks described in our Annual Report.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS
None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None to report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None to report

ITEM 5 OTHER INFORMATION
None to report.

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




                                      Pacific State Bancorp

Date: May 15, 2006                    By: /s/ STEVEN A. ROSSO
                                          --------------------------------------
                                          Steven A. Rosso
                                          President and Chief Executive Officer


                                      Pacific State Bancorp

Date: May 15, 2006                    By: /s/ JOANNE ROBERTS
                                          --------------------------------------
                                          JoAnne Roberts
                                          Senior Vice President and Chief
                                          Financial Officer

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