Form 10-Q
period 2006-06-30
PACIFIC STATE BANCORP
filed 2006-08-14
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to ________


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

    Title of Class                 Shares outstanding as of August 10, 2006

    Common Stock                                 3,593,008
    No Par Value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      PACIFIC STATE BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                   June 30         December 31
(in thousands, except share amounts)                            2006             2005
                                                            ------------     ------------
Assets
------

Cash and due from banks                                     $     13,702     $     14,453
Federal funds sold                                                    --            4,667
                                                            ------------     ------------
   Total cash ad cash equivalents                                 13,702           19,120
Investment securities - available for sale
(amortized cost of $23,546 in 2006 and $28,696
 in 2005)                                                         23,329           28,539
Loans, less allowance for loan losses of $2,516 in
 2006 and $2,356 in 2005
                                                                 270,107          241,556
Bank premises and equipment, net                                   9,564            9,511
Company owned life insurance                                       4,499            4,411
Accrued interest receivable and other assets                       6,701            6,474
                                                            ------------     ------------
                                  Total assets              $    327,902     $    309,611
                                                            ============     ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Non-interest bearing                                     $     64,127     $     68,657
   Interest bearing                                              223,183          204,417
           Total deposits                                        287,310          273,074
                                                            ------------     ------------
Other borrowings                                                   4,900            4,000
Subordinated debentures                                            8,764            8,764
Accrued interest payable and other liabilities                     2,350            2,400
                                                            ------------     ------------
           Total liabilities                                     303,324          288,238
                                                            ------------     ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock - no par value; 2,000,000
    shares authorized; none outstanding
   Common stock - no par value; 24,000,000
    shares authorized; issued and outstanding
     3,589,458 in 2006 and 3,512,622 in 2005                       8,280            7,556

   Retained earnings                                              16,426           13,912
   Accumulated other comprehensive loss,
    net of tax                                                      (128)             (95)
           Total shareholders' equity                             24,578           21,373
                                                            ------------     ------------
              Total liabilities and shareholders' equity    $    327,902     $    309,611
                                                            ============     ============

       See notes to unaudited condensed consolidated financial statements


                              PACIFIC STATE BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
                                               Three months ended        Six months ended
                                                     June 30                  June 30
(in thousands, except share amounts)            2006         2005         2006         2005
                                             ----------   ----------   ----------   ----------
Interest income:
   Interest and fees on loans                $    5,998   $    4,234   $   11,459   $    7,881
   Interest on federal funds sold                     6           67           17          125
   Interest on investment securities                317          228          637          451
                                             ----------   ----------   ----------   ----------
                 Total interest income            6,321        4,529       12,113        8,457
                                             ----------   ----------   ----------   ----------
Interest expense:
   Interest on deposits                           1,792        1,070        3,276        2,005
   Interest on subordinated debentures              180          105          344          226
   Interest on borrowings                           150           28          221           47
                                             ----------   ----------   ----------   ----------
                Total interest expense            2,122        1,203        3,841        2,278
                                             ----------   ----------   ----------   ----------
                Net interest income before        4,199        3,326        8,272        6,179
                provision for loan losses
Provision for loan losses                            90           60          180          120
                                             ----------   ----------   ----------   ----------
                Net interest income after
                provision for loan losses         4,109        3,266        8,092        6,059
                                             ----------   ----------   ----------   ----------
Non-interest income:
   Service charges                                  250          189          458          370
   Other fee income                                 230          192          461          410
   Gain from sale of loans                           20          216          180          586
                                             ----------   ----------   ----------   ----------
             Total non-interest income              500          597        1,099        1,366
                                             ----------   ----------   ----------   ----------
Non-interest expense:
   Salaries and employee benefits                 1,335        1,192        2,685        2,309
   Occupancy                                        208          196          407          393
   Furniture and equipment                          183          147          361          279
   Other                                            726          651        1,586        1,237
                                             ----------   ----------   ----------   ----------
            Total non-interest expenses           2,452        2,186        5,039        4,218
                                             ----------   ----------   ----------   ----------
            Income before provision for           2,157        1,677        4,152        3,207
            income taxes
Provision for income taxes                          850          620        1,638        1,202
                                             ----------   ----------   ----------   ----------
                       Net income            $    1,307   $    1,057   $    2,514   $    2,005
                                             ==========   ==========   ==========   ==========
Basic earnings per share                     $     0.37   $     0.31   $     0.72   $     0.58
                                             ==========   ==========   ==========   ==========
Diluted earnings per share                   $     0.34   $     0.27   $     0.65   $     0.52
                                             ==========   ==========   ==========   ==========
Weighted average common shares
   Outstanding                                3,510,801    3,466,017    3,493,964    3,458,115
Weighted average common and common
   equivalent shares outstanding
                                              3,900,010    3,845,993    3,894,748    3,869,135

       See notes to unaudited condensed consolidated financial statements


                     PACIFIC STATE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)                                                                       For the Six Months Ended
(in thousands)                                                                 June 30, 2006    June 30, 2005
                                                                               -------------    -------------
Cash flows from operating activities:
       Net income                                                                      2,514            2,005
       Adjustments to reconcile net income to net cash
            provided by operating activities:
               Provision for loan losses                                                 180              120
               Gain on sale of loans                                                    (180)            (586)
               Stock Based Compensation                                                  124                0
               Decrease in deferred loan origination costs                                95               11
               Depreciation and amortization                                              69              283
               Increase in Company owned life insurance, net of
               expenses                                                                  (88)             (83)
               Increase in accrued interest receivable and other
               assets                                                                    232             (793)
               (Decrease) Increase in accrued interest payable and other
               liabilities                                                               (50)             846
                                                                               -------------    -------------
                       Net cash provided by operating activities                       2,432            1,803
                                                                               -------------    -------------

Cash flows from investing activities:

       Net decrease in interest-bearing deposits in banks                                  0            1,100
       Proceeds from matured and called available-for-sale
       investment securities                                                           9,026              800
       Purchases of available-for-sale investment securities                          (4,100)          (3,034)
       Proceeds from principal repayments from available-for-sale
       securities                                                                        360              639
       Proceeds from principal repayments from held-to-maturity
       securities                                                                         40               12
       Net increase in loans                                                         (28,646)         (12,556)
       Proceeds from sale of premises and equipment                                        0               17
       Purchases of premises and equipment                                              (266)            (131)
                                                                               -------------    -------------
              Net cash used in investing activities                                  (23,586)         (13,153)
                                                                               -------------    -------------

Cash flows from financing activities:
       Net (decrease) increase in demand, interest-bearing
       and savings deposits                                                          (17,844)           7,101
       Net increase (decrease) in time deposits                                       32,080             (837)
       Net Increase in borrowed funds                                                    900                0
                                                                               -------------    -------------
       Proceeds from exercise of stock options                                           350              102
       Proceeds from stock issuance                                                      250                0
                                                                               -------------    -------------
            Net cash provided by financing activities                                 15,736            6,366
                                                                               -------------    -------------

            Decrease in cash and cash equivalents                                     (5,418)          (4,984)
Cash and cash equivalents at beginning of year                                        19,120           12,108
                                                                               -------------    -------------
Cash and cash equivalents at end of period                                            13,702            7,124
                                                                               =============    =============

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank . The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank conducts a general commercial banking business, primarily in the City of Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of June 30, 2006 had 81 employees, including 33 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates seven branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Modesto and Tracy and a loan production office in Castro Valley, California. The Bank plans to open its 8th branch in Lodi, California, in August 2006.

         Effective July 12, 2005, Pacific State Bancorp common stock began trading on the Nasdaq(TM) Global Market under the symbol of "PSBC". Prior to July 12, 2005 the Company was traded on the OTC Bulletin Board under the same symbol.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2006 and December 31, 2005, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and its cash flows for the six month periods ended June 30, 2006 and 2005 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2006 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the provision for income taxes and the estimated fair value of investment securities.

Management has determined that all of the commercial banking products and services offered by the Company are available in each branch of the Bank, that all branches are located within the same economic environment and that management does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment. No customer accounts for more than 10% of the revenue for the Bank or the Company.

3. LOANS

Outstanding loans are summarized below:

                                                    June 30      December 31,
=============================================================================
                                                     2006            2005
-----------------------------------------------------------------------------
(In thousands)

Commercial                                       $     48,143    $     43,063
Agriculture                                            17,940          17,582
Real estate - commercial                              126,861         126,166
Real estate - construction                             67,217          43,352
Installment & other                                    12,344          13,536
                                                 ------------    ------------
                                                      272,505         243,699
Deferred loan fees and costs, net
                                                          118             213
Allowance for loan losses                              (2,516)         (2,356)
                                                 ------------    ------------

Total net loans                                  $    270,107    $    241,556
                                                 ============    ============
=============================================================================

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $110,019,000 and $112,066,000 and stand-by letters of credit of $2,640,000 and $2,318,000 at June 30, 2006 and December 31, 2005, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $60,604,000 of the loan commitments outstanding at June 30, 2006 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at June 30, 2006 and December 31, 2005.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of outstanding options.

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


                                                 Three Months Ended              Six Months Ended
                                            ---------------------------   ---------------------------
(in thousands)                                06/30/06       06/30//05      06/30/06       06/30//05
                                            ------------   ------------   ------------   ------------
Net Income                                         1,307          1,057   $      2,514   $      2,005
Other Comprehensive Loss:
     Change in unrealized loss on
     available for sale securities                   (14)            (3)           (33)           (93)
     Reclassification adjustment                      --             --             --             --
                                            ------------   ------------   ------------   ------------
Total Other Comprehensive Loss                       (14)            (3)           (33)           (93)
                                            ------------   ------------   ------------   ------------
Total Comprehensive Income                         1,293          1,054          2,481          1,912
                                            ============   ============   ============   ============

7.  STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan which is described in Note 8. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment ("SFAS 123(R)"), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were no grants made in the first six months of 2006 or 2005. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations

("APB 25"). No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the three months ended June 30, 2006 was $62,000 and $51,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $.38 and $.35, respectively, without the adoption of SFAS 123 (R) compared to $.37 and $.34, respectively, as reported

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the six months ended June 30, 2006 was $124,000 and $103,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.74 and $.67, respectively, without the adoption of SFAS 123 (R) compared to $.72 and $.65, respectively, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company's stock option plans for the quarter and six month periods ended June 30, 2005.

                                                     For the Three    For the Six
                                                      Months Ended    Months Ended
                                                        June 30          June 30
(in thousands, except share amounts)                     2005             2005
                                                      ------------    ------------
Net income, as reported                               $      1,057    $      2,005
Deduct:  Total stock-based employee
  compensation expense determined
  under the fair value method for all
  outstanding awards, net of related tax effects                66             132
                                                      ------------    ------------
  Pro forma net income, in thousands                  $        991    $      1,873
                                                      ============    ============

Basic earning per share - as reported                 $       0.31    $       0.58
Basic earning per share - pro forma                   $       0.29    $       0.54

Diluted earnings per share - as reported              $       0.27    $       0.52
Diluted earnings per share - pro forma                $       0.26    $       0.48

8.  STOCK OPTION PLAN

At June 30, 2006, the Company has one stock-based employee compensation plan, the Pacific State Bancorp 1997 Stock Option Plan. At June 30, 2006, 28,304 shares of common stock remain reserved under the 1997 plan for issuance to employees and directors through incentive and nonstatutory agreements. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the activity of the plan is as follows:

                                                                            Six Months ended June 30, 2006
                                                      ------------------------------------------------------------------
                                                                                        Weighted
                                                                         Weighted        Average             Aggregate
                                                                         Average        Remaining            Intrinsic
                                                                         Exercise      Contractual             Value
                                                           Shares         Price            Term                (000's)
------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of period                   840,050      $       6.96           4.3 Yrs      $      9,694
Options granted                                                 --                --                                  --
Options exercised                                           60,941              5.75                                 792
Options canceled                                            30,000              7.50                                 165
                                                      ------------                                          ------------
------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of period                         749,109      $       7.73           3.9 Yrs      $      8,737
========================================================================================================================
Options vested or expected to vest at June 30, 2006        702,629      $       6.38           3.9 Yrs      $      8,291
========================================================================================================================
Options exercisable, end of period                         283,609      $       6.47           3.9 yrs      $      3,329
========================================================================================================================

No shares vested for the three month periods ended June 30, 2006 and 2005. The total fair value of shares vested during the six month periods ended June 30, 2006 and 2005 was $155,000 and $135,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at June 30, 2006. The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $3,329,000 as of June 30, 2006. During the three months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $604,000 and $296,000, respectively. For the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $767,000 and $687,000, respectively

There were no options granted in the six months ended June 30, 2006 and 2005. The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 3% for the remaining non-vested options.

As of June 30, 2006, there was $529,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be realized over a weighted average period of
1.96 years and will be adjusted for subsequent changes in estimated forfeitures.

9. NEW ACCOUNTING PRONOUNCEMENTS

 Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact that FIN 48 will have.

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

INTRODUCTION

Effective July 12, 2005, trading of Pacific State Bancorp common stock began on the Nasdaq(TM) Global Market under the symbol of "PSBC". Prior to July 12, 2005 the Company was traded on the OTC Bulletin Board under the same symbol.

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on Form 10-K for the year ended December 31, 2005.


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

Except as disclosed above, there have been no changes to the Company's critical accounting policies from those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2005 Annual Report to Shareholders' on Form 10-K.

OVERVIEW

For the three months ended June 30, 2006:

The Company's net income increased $250 thousand or 23.65% to $1,307 thousand for the second quarter of 2006 from $1,057 thousand for the same period in 2005. The primary contributor to the increase in net income for the second quarter of 2006 was the $873 thousand increase in net interest income over the same period in 2005. This increase was partially offset by a decrease in non-interest income of $97 thousand and an increase in non-interest expenses of $266 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $143 thousand, occupancy and furniture and equipment expenses of $48 thousand and other expenses of $75 thousand. In addition the provision for loan losses increased $30 thousand and the provision for income taxes increased $230 thousand. Basic earnings per share increased to $0.37 for the second quarter of 2006 up 19.35% from $0.31 for the same period in 2005. Diluted earnings per share increased to $0.34 for the second quarter of 2006 up 25.93% from the $0.27 for the same period in 2005.

For the six months ended June 30, 2006:

The Company's net income increased $509 thousand or 25.39% to $2,514 thousand for the six month period ended June 30, 2006 from $2,005 thousand for the same period in 2005. The primary contributor to the increase in net income for the six month period ended June 30, 2006 was the $2,093 thousand increase in net interest income over the same period in 2005. This increase was partially offset by a decrease in non-interest income of $267 thousand and an increase in non-interest expenses of $821 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $376 thousand, occupancy and furniture and equipment expenses of $96 thousand and other expenses of $349 thousand. In addition the provision for loan losses increased $60 thousand and the provision for income taxes increased $436 thousand. Basic earnings per share increased to $0.72 for the six month period ended June 30, 2006 up 22.41% from $0.58 for the same period in 2005. Diluted earnings per share increase to $0.65 for the six month period ended June 30, 2006 up 25.00% from the $0.52 for the same period in 2005.

Total assets at June 30, 2006 were $328 million, an increase of $18 million or 5.8%, from the $310 million at December 31, 2005. The growth in assets was primarily in the Company's loans offset by decreases in the level of Federal funds sold and investments. Loans grew $28 million or 11.57% to $270 million at June 30, 2006 from $242 million at December 31, 2005 while Federal funds sold and Investment Securities decreased $10 million over the same period. The growth in loans was also funded by the net income of $2.5 million and growth in deposits of $14 million or 5.21%. Borrowed funds increased $0.9 million or 22.5%.

The annualized return on assets was 1.65% and 1.62% for the three and six month periods ended June 30, 2006 compared to 1.57% and 1.50% for the same periods in 2005. The annualized return on equity was 22.60% and 22.64 % for the three and six month periods ended June 30, 2006 compared to 23.00% and 22.58% for the same periods in 2005.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2006

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $4.2 million for the three months ended June 30, 2006, an increase of $873 thousand or 26.25% from $3.3 million for the same period in 2005. The increase in net interest income was primarily attributed to the volume increase in the Company's average loan balances supported by the overall increases in the yields earned primarily on loans and investments. These increases were partially offset by the increases in both the level of average interest bearing liabilities and the increase in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $1.8 million or 39.57% to $6.3 million for the three months ended June 30, 2006 from $4.5 million for the same period in 2005. The increase in interest income was primarily attributed to volume increases in loan balances and an increase in yield, particularly in loans and investments. Loan volume increased due the bank's increased loan demand. The yield on loans increased as the Federal Open Market Committee increased the prime lending twice during the three month period ended June 30, 2006. The increase in rate totaled 50 basis points for the period. The Company's average loan balances were $265.3 million for the three months ended June 30, 2006, up $56.8 million or 27.2% from $208.5 million for the same period in 2005. The Company's average loan yield was 9.06% for the three months ended June 30, 2006, up 92 basis points from the 8.14% yield for the same period in 2005. Although the Company's average balances of investment securities decreased $1.6 million to $27.0 million for the three months ended June 30, 2006 from the $28.6 million for the same period in 2005, interest income increased $143 thousand as a result of the increase in the average yield on investment securities of 222 basis points to 4.66% from 2.44% for the same period in 2005. As a result of the increases in the level of average loans and the yields earned, the overall yield on average earning assets increased 143 basis points to 8.64% for the three months ended June 30, 2006, from 7.21% for the same period in 2005.

Interest expense increased $919 thousand, or 76.39% to $2.1 million for the three months ended June 30, 2006, from $1.2 million for the same period in 2005. The increase is primarily attributed to both the increase in levels of the average time deposits and other borrowings and in the overall increases in the rates paid on all interest bearing liabilities. Time deposits increased as the bank experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates increase during the period as rates on deposits were increased to remain completive with other financial institutions. The Company's average balances of time deposits were $116.1 million for the three months ended June 30, 2006, up $43.2 million, or 59.3% from $72.9 million for the same period in 2005. The average rate paid on time deposits also increased 160 basis points to 4.16% for the three months ended June 30, 2006 from 2.56% for the same period in 2005. As a result interest expense on time deposits increased $738 thousand. The Company's average balances of other borrowings increased $6.7 million to $19.6 million for the three months ended June 30, 2006 from $12.8 million for the same period in 2005 and the rates paid increased 261 basis points to 6.76% for the three month ended June 30, 2006 from 4.15% for the same period in 2005. As a result interest expense on other borrowings increased $197 thousand. The Company's average balances of interest bearing demand deposits decreased $15.6 million to $89.4 million for the three months ended June 30, 2006 from $105.0 million for the same period in 2005. The average rate paid increased 30 basis points to 2.57% from 2.27% for the same period in 2005. As a result interest expense on interest bearing demand deposits decreased $22 thousand.

As a result of the changes noted above, the net interest margin for the three months ended June 30, 2006 increased 44 basis points or 8.30% to 5.74%, from 5.30% for the same period in 2005.

The following table presents for the three month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

                                                        ----------------------------------------------------------------------------

           ($ in `000s)                                       For the Three Months Ended           For the Three Months Ended
                                                                      June 30, 2006                      June 30, 2005
                                                        ----------------------------------------------------------------------------

                                                                       Interest       Average                Interest      Average
                                                          Average      Income         Yield or    Average    Income        Yield or
                                                          Balance      or Expense      Cost       Balance    or Expense     Cost
                                                        ----------------------------------------------------------------------------
Assets:
------
Interest-earning assets:
Loans (1) (2)                                           $  265,333   $    5,998         9.06%  $  208,585   $    4,234         8.14%
Investment securities (2)                                   27,095          317         4.66%      28,628          174         2.44%
Federal funds sold                                             861            6         2.80%       9,571           67         2.81%
Interest bearing deposits in banks                              --           --           --%       5,000           54         4.33%
                                                        -----------------------                -----------------------
           Total average earning assets                    293,289        6,321         8.64%     251,784        4,529         7.21%

Non-earning assets:
Cash and due from banks                                     13,498                                 14,184
Other assets                                                11,215                                  4,849
                                                        ----------                             ----------
           Total average assets                         $  318,002                             $  270,817
                                                        ==========                             ==========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

       Interest-bearing demand                          $   89,412          573         2.57%  $  105,049          595         2.27%
       Savings                                               6,298           15         0.96%       6,935            9         0.52%
       Time deposits                                       116,062        1,204         4.16%      72,901          466         2.56%
       Other borrowings (3)                                 19,592          330         6.76%      12,869          133         4.15%
                                                        -----------------------                -----------------------

           Total average interest-bearing liabilities      231,364        2,122         3.68%     197,754        1,203         2.44%
                                                                                  ==========                             ==========
Non-interest bearing liabilities:
       Demand deposits                                      62,558                                 54,721
       Other liabilities                                       881                                    170
                                                        ----------                             ----------
           Total liabilities                               294,803                                252,645
Shareholders' equity:                                       23,199                                 18,172
                                                        ----------                             ----------
Total average liabilities and shareholders' equity      $  318,002                             $  270,817
                                                        ==========                             ==========

                                                                     ----------                             ----------
Net interest income                                                  $    4,199                             $    3,326
                                                                     ==========                             ==========

Yield on interest-earning assets (4)                                                    8.64%                                  7.21%
Cost of funding interest-earning assets                                                 2.90%                                  1.92%
                                                                                  ----------                             ----------
Net interest margin (5)                                                                 5.74%                                  5.30%
                                                                                  ==========                             ==========

-----------------------------------------------------------------------------------------------------------------------------------

(1)  Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the three month periods ended June 30, 2006 and 2005 amounted to $480 thousand and $177 thousand, respectively.
(3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5)  Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                              Three Months ended June 30,
                                                   2006 over 2005 change in net interest income
                                            ---------------------------------------------------------
                                                 Net
                                               Change          Rate          Volume          Mix
                                            ------------   ------------   ------------   ------------
    (In thousands)
Interest Income:
Loans and leases                            $      1,764   $        478   $      1,152   $        134
Investment securities                                143            159             (9)            (7)
Federal funds sold                                   (61)            (0)           (63)             2
Interest Bearing Deposits in Banks                   (54)           (54)           (54)            54
                                            ------------   ------------   ------------   ------------
       Total interest income                $      1,792   $        583   $      1,026   $        183

Interest Expense:

Interest-bearing Demand                              (22)            77            (89)           (10)

Savings                                                6              8             (1)            (1)
Time Deposits                                        738            290            276            172
Other borrowing                                      197             84             69             44
                                            ------------   ------------   ------------   ------------
       Total interest expense               $        919   $        459   $        255   $        205

                                            ------------   ------------   ------------   ------------
Net interest income                         $        873   $        124   $        773   $        (24)
                                            ============   ============   ============   ============

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $90 thousand in provision for loan losses for the three month period ended June 30, 2006, up $30 thousand or 50.0%, from the $60 thousand provision for the same period in 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended June 30, 2006, total non-interest income decreased $97 thousand or 16.25% to $500 thousand, down from $597 thousand for the comparable period in 2005. The decrease in non interest income was primarily the result of a decrease in gain on sale of loans partially offset by an increase in service charges and other fee income.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived from the gain on sale of loans decreased $196 thousand or 99.80% to $20 thousand, down from $216 thousand for the comparable period in 2005.

Service charge fee income increased $61 thousand or 32.3% to $250 thousand, from $189 thousand for the comparable period in 2005. The increase is primarily the result of the growth in the number of deposit accounts from the same period in 2005.

Other fee income increased $38 thousand as a result of increases in mortgage referral fees due to an increase in activity during the second quarter of 2006 as opposed to the same period in 2005.

Non-Interest Expense. Non-interest expense consists of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended June 30, 2006 was $2.5 million compared to $2.2 million for the same period in 2005, representing an increase of $266 thousand or 12.2%. Increases in salaries and benefits of $143 thousand or 12.0% are indicative of the additions to staff to expand branch operations in line with their respective growth, and the recognition of stock based compensation expenses of $62,000 as a result of adopting SFAS No. 123(R). As of June 30, 2006, there was $529,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plan. The related compensation expense is expected to be realized over a weighted average period of 1.96 years. The increase in furniture and equipment expense is attributable to the depreciation on new computer equipment purchased to stay current with technology. The increase in other expense relates to the increased expenses associated with the growth of the Company.

The following table sets forth a summary of non-interest expense for the three months ended June 30, 2006 and 2005:

                                                Three Months Ended
                                              June 30,        June 30,
(In thousands)                                  2006           2005
                                            ------------   ------------
Non-interest Expense:

Salaries & Benefits                                1,335          1,192
Occupancy                                            208            196
Furniture and Equipment                              183            147
Other Expense                                        726            651
                                            ------------   ------------

Total Non-Interest Expenses                        2,452          2,186
                                            ============   ============

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's Effective Tax Rate for the six month period ended June 30, 2006 increased to 39.4% from 37.0% for the same period in June. The increase was due to decreases in the level of investments in tax free municipal bonds. Additionally, income derived Enterprise Zone loan income represents a smaller percentage of the loan portfolio than in prior periods.

The following table reflects the Company's tax provision and the related effective tax rate for the three months ended June 30, 2006 and 2005.

                                                Three Months Ended
                                              June 30,       June 30,
(In thousands)                                  2006           2005
                                            ------------   ------------
Tax Provision                               $        850   $        620
Effective Tax Rate                                  39.4%          37.0%

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2006

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $8.3 million for the six months ended June 30, 2006, an increase of $2.09 million or 33.87% from $6.2 million for the same period in 2005. The increase in net interest income was primarily attributed to the volume increase in the Company's average loan and investment balances supported by the overall increases in the yields earned primarily on loans and investments. These increases were partially offset by the increases in both the level of average interest bearing liabilities and the increase in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $3.7 million or 43.23% to $12.1 million for the six months ended June 30, 2006 from $8.4 million for the same period in 2005. The increase in interest income was primarily attributed to volume increases in loan and investment balances and increases in yields on all interest earning assets. Loan volume increased due the bank's increased loan demand. The yield on loans increased as the Federal Open Market Committee increased the prime lending four times during the six period ended June 30, 2006. The increase in rate totaled 100 basis points for the period. The Company's average loan balances were $257.0 million for the six months ended June 30, 2006, up $50.9 million or 24.7% from $206.2 million for the same period in 2005. The Company's average loan yield was 8.99% for the six months ended June 30, 2006, up 128 basis points from the 7.71% yield for the same period in 2005. The Company's average investment balances were $27.4 million for the six months ended June 30, 2006, up $8.9 million, or 47.5%, from $18.6 million for the same period in 2005. The Company's average investment yield was 4.69% for the six months ended June 30, 2006, up 72 basis points from the 3.97% yield for the same period in 2005. Although the Company's average balances of Federal funds sold decreased $9.2 million to $845 thousand for the six months ended June 30, 2006 from the $10.0 million for the same period in 2005 and interest income decreased $108 thousand, the average yield on Federal funds sold increased 154 basis points to 4.06% compared to 2.52% for the same period in 2005. As a result of the change in mix of the Company's earning assets and the yields earned, the overall yield on average earning assets increased 146 basis points to 8.56% for the six months ended June 30, 2006, from 7.10% for the same period in 2005.

Interest expense increased $1.56 million, or 68.6% to $3.8 million for the six months ended June 30, 2006, from $2.3 million for the same period in 2005. The increase is primarily attributed to both the increase in the levels of average time deposits and other borrowings and in the overall increases in the rates paid on all interest bearing liabilities. Time deposits increased as the bank experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates increase during the period as rates on deposits were increased to remain completive with other financial institutions. The Company's average balances of time deposits were $106.8 million for the six months ended June 30, 2006, up $34.2 million, or 47.1% from $72.6 million for the same period in 2005. The average rate paid on time deposits also increased 155 basis points to 3.91% for the six months ended June 30, 2006 from 2.36% for the same period in 2005. As a result interest expense on time deposits increased $1,219 thousand. The Company's average balances of other borrowings increased $5.4 million to $18.2 million for the six months ended June 30, 2006 from $12.8 million for the same period in 2005 and the rates paid increased 197 basis points to 6.27% from 4.30% for the same period in 2005. As a result interest expense on other borrowings increased $292 thousand. The Company's average balances of interest bearing demand deposits decreased $7.37 million to $95.7 million for the six months ended June 30, 2006 from $103.0 million for the same period in 2005. The average rate paid increased 26 basis points to 2.49% from 2.23% for the same period in 2005. As a result interest expense on interest bearing demand deposits increased $45 thousand.

As a result of the changes noted above, the net interest margin for the six months ended June 30, 2006 increased 66 basis points or 12.7% to 5.85%, from 5.19% for the same period in 2005.

The following table presents for the six month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

                                                        ---------------------------------------------------------------------------
           ($ in `000s)                                         For the Six Months Ended                For the Six Ended
                                                                      June 30, 2006                        June 30, 2005
                                                        ---------------------------------------------------------------------------
                                                                       Interest       Average                Interest      Average
                                                          Average      Income         Yield or    Average    Income        Yield or
                                                          Balance      or Expense      Cost       Balance    or Expense     Cost
                                                        ---------------------------------------------------------------------------
Assets:
------
Interest-earning assets:
Loans(1) (2)                                            $  257,036   $   11,459         8.99%  $  206,150   $    7,881         7.71%
Investment securities (2)                                   27,408          637         4.69%      18,587          366         3.97%
Federal funds sold                                             845           17         4.06%      10,011          125         2.52%
Interest bearing deposits in banks                              --           --           --%       5,450           85         3.15%
                                                        -----------------------                -----------------------
           Total average earning assets                    285,289       12,113         8.56%     240,198        8,457         7.10%

Non-earning assets:
Cash and due from banks                                     12,896                                 13,930
Other assets                                                14,431                                 14,462
                                                        ----------                             ----------
           Total average assets                         $  312,616                             $  268,590
                                                        ==========                             ==========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

       Interest-bearing demand                          $   95,679        1,182         2.49%  $  103,045        1,137         2.23%
       Savings                                               6,415           25         0.79%       7,109           18         0.51%
       Time deposits                                       106,785        2,069         3.91%      72,590          850         2.36%
       Other borrowings (3)                                 18,169          565         6.27%      12,814          273         4.30%
                                                        -----------------------                -----------------------

           Total average interest-bearing liabilities      227,048        3,841         3.41%     195,558        2,278         2.35%
                                                                                  ==========                             ==========
Non-interest bearing liabilities:
       Demand deposits                                      61,686                                 54,965
       Other liabilities                                     1,486                                  1,222
                                                        ----------                             ----------
           Total liabilities                               290,220                                251,745
Shareholders' equity:                                       22,396                                 16,845
                                                        ----------                             ----------
Total average liabilities and shareholders' equity      $  312,616                             $  268,590
                                                        ==========                             ==========

                                                                     ----------                             ----------
Net interest income                                                  $    8,272                             $    6,179
                                                                     ==========                             ==========

Yield on interest-earning assets (4)                                                    8.56%                                  7.10%
Cost of funding interest-earning assets                                                 2.72%                                  1.91%
                                                                                  ----------                             ----------
Net interest margin (5)                                                                 5.85%                                  5.19%
                                                                                  ==========                             ==========
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the six month periods ended June 30, 2006 and 2005 amounted to $897 thousand and $537 thousand, respectively.
(3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5)  Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                                     Six Months ended June 30, 2006
                                                             2006 over 2005 change in net interest income

                                                          Net
                                                         Change          Rate         Volume           Mix
                                                      ------------   ------------   ------------   ------------
            (In thousands)
Interest Income:
Loans and leases                                      $      3,578   $      1,309   $      1,945   $        324
Investment securities                                          271             66            174             31
Federal funds sold                                            (108)            76           (114)           (70)
Interest Bearing Deposits in Banks                             (85)           (85)           (85)            85
                                                      ------------   ------------   ------------   ------------
      Total interest income                           $      3,656   $      1,366   $      1,920   $        370

Interest Expense:
Interest-bearing Demand                                         45            136            (81)           (10)
Savings                                                          7             10             (2)            (1)
Time Deposits                                                1,219            556            400            263
Other borrowing                                                292            125            114             53
                                                      ------------   ------------   ------------   ------------
      Total interest expense                          $      1,563   $        827   $        431   $        305

                                                      ------------   ------------   ------------   ------------
Net interest income                                   $      2,093   $        539   $      1,489   $         65
                                                      ============   ============   ============   ============

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $180 thousand in provision for loan losses for the six month period ended June 30, 2006, up $60 thousand or 50.0%, from the $120 thousand provision for the same period in 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the six months ended June 30, 2006, total non-interest income decreased $267 thousand or 19.5% to $1.10 million, down from $1.37 million for the comparable period in 2005. The decrease in non interest income was primarily the result of a decrease in gains on sales of loans partially offset by increases in other fee income and service charges.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived for the gain on sale of loans decreased $406 thousand or 69.3% to $180 thousand, down from $586 thousand for the comparable period in 2005.

The increase in service charges of $88 thousand or 23.8% to $458 thousand from $370 thousand for the comparable period in 2005 is primarily the result of the growth in the number of deposit accounts from the same period in 2005.

The increase in other fee income is primarily the result of an increase in mortgage referral fees due to increases in activity during the first six months of 2006 as compared to the same period in 2005. Other fee income increased $51 thousand or 12.4% to $461 thousand, from $410 thousand for the comparable period in 2005.

Non-Interest Expense. Non-interest expense consists of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the six months ended June 30, 2006 was $5.0 million compared to $4.2 million for the same period in 2005, representing an increase of $821 thousand or 19.5%. Increases in salaries and benefits of $376 thousand or 16.3% are indicative of the additions to staff to expand branch operations in line with their respective growth and the recognition of stock based compensation expenses of $124 thousand as a result of adopting SFAS No. 123(R). As of June 30, 2006, there was $529,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plan. The related compensation expense is expected to be realized over a weighted average period of 1.96 years. The increase in furniture and equipment expense is attributable to the depreciation on new computer equipment purchased to stay current with technology. The increase in other expense relates to the increased expenses associated with the growth of the company as well as increased legal expense associated with the settlement of a litigation matter.

The following table sets forth a summary of non-interest expense for the six months ended June 30, 2006 and 2005:

                                                      Six Months Ended
                                                   June 30,       June 30,
(In thousands)                                       2006           2005
                                                 ------------   ------------
Non-interest Expense:

Salaries & Benefits                              $      2,685   $      2,309
Occupancy                                                 407            393
Furniture and Equipment                                   361            279
Other Expense                                           1,586          1,237
                                                 ------------   ------------

Total Non-Interest Expenses                      $      5,039   $      4,218
                                                 ============   ============

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's Effective Tax Rate for the six month period ended June 30, 2006 increased to 39.5% from 37.5% for the same period in June. The increase was due to decreases in the level of investments in tax free municipal bonds. Additionally, income derived Enterprise Zone loan income represents a smaller percentage of the loan portfolio than in prior periods.

The following table reflects the Company's tax provision and the related effective tax rate for the six months ended June 30, 2006 and 2005.

                                                       Six Months Ended
                                                   June 30,       June 30,
(In thousands)                                       2006           2005
                                                 ------------   ------------
Tax Provision                                    $      1,638   $      1,202
Effective Tax Rate                                       39.5%          37.5%


FINANCIAL CONDITION

Total assets at June 30, 2006 were $328 million, an increase of $18 million or 5.8%, from the $310 million at December 31, 2005. The growth in assets was primarily in the Company's loans offset by decreases in Federal funds sold and investment securities. Loans grew $28.6 million or 11.8% to $270 million at June 30, 2006 from $242 million at December 31, 2005. There were no Federal funds sold at June 30, 2006 representing a decrease of $5 million from December 31, 2005. Over the same period investments decreased $5.2 million or 18.2% to $23 million from $28 million. The growth in assets was primarily funded by the net income of $2.5 million and growth in deposits of $14 million or 5.21%. Borrowed funds increased $900 thousand or 22.5%.

The change in deposits was comprised of a decrease in non-interest bearing deposits of $4.5 million or 7.2% to $64 million at June 30, 2006 from $69 million at December 31, 2005; this decrease was offset by increases in interest bearing deposits of $18 million or 8.8% to $223 million at June 30, 2006 from $204 million at December 31, 2005.

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


The following table sets forth the amounts of loans outstanding by category as of the dates indicated:


                                                    June 30     December 31,
----------------------------------------------------------------------------
                                                     2006           2005
----------------------------------------------------------------------------
(In thousands)

Commercial                                       $     48,143   $     43,063
Agriculture                                            17,940         17,582
Real estate - commercial                              126,861        126,166
Real estate - construction                             67,217         43,352
Installment & other                                    12,344         13,536
                                                 ------------   ------------
                                                      272,505        243,699
Deferred loan fees and costs                              118            213
Allowance for loan losses                              (2,516)        (2,356)
                                                 ------------   ------------
Total net loans                                  $    270,107   $    241,556
                                                 ============   ============

The Company continues to manage the mix in its loan portfolio consistent with its identity as a community bank serving Northern California and the Central Valley. Net portfolio loans have increased $28.6 million or 11.8%, to $270.1 million at June 30, 2006 from $241.5 million at December 31, 2005. Commercial loans increased $5.6 million or 13.2% to $48.1 million from $43.1 million at December 31, 2005. Agricultural loans increased slightly by $358 thousand or 2.0% to $17.9 million from $17.6 million at December 31, 2005. Real estate - commercial loans increased slightly by $695 thousand or 1.0% to $126.9 million from $126.2 million at December 31, 2005. The largest increase was in real estate - construction loans which increased $23.9 million or 55.1% to $67.2 million from $43.4 million at December 31, 2005. The increase in construction loans during the six month period ended June 30, 2006 was due to delayed draws on construction loans as building was delayed due the longer than normal winter season. Installment and other loans decreased $910 thousand or 6.9% to $12.3 million from $13.5 million at December 31, 2005. The portfolio mix continues to reflect the increase in real estate loans as compared with the mix of a year ago, with commercial and agricultural loans now representing 24.3% of total loans compared to 27.8% in the prior year, real estate construction loans now representing 24.7% compared to 14.9% in the prior year, commercial real estate loans now representing 46.6% compared to 51.9% in the prior year, and installment loans now representing 4.4% compared to 6.3% in the prior year,

Nonperforming loans. There were no nonperforming loans at June 30, 2006 and December 31, 2005.

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

The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company's statements of operations as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of a number of factors including (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) monthly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' businesses, valuation of collateral, the determination of impaired loans and exposure to potential losses.

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

The provision for loan losses increased to $180,000 for the six months ended June 30, 2006 compared to $120,000 for the same period in 2005. The increase in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                                    Three Months Ended        Six Months Ended
(In thousands)                                           June 30,                 June 30,
--------------------------------------------------------------------------------------------------
                                                     2006         2005        2006         2005
--------------------------------------------------------------------------------------------------
Beginning Balance:                               $    2,442   $    2,276   $    2,356   $    2,214
Provision for loan losses                                90           60          180          120
Charge-offs:
            Commercial                                   16            4           15            5
            Real Estate                                  --           --           --           --
            Other                                        --           --            5           --
                                                 ----------   ----------   ----------   ----------
Total Charge-offs                                        16            4           20            5
                                                 ----------   ----------   ----------   ----------
Recoveries:
            Commercial                                   --           --            0            3
            Other                                        --           --           --           --
                                                 ----------   ----------   ----------   ----------
Total Recoveries                                         --           --            0            3
                                                 ----------   ----------   ----------   ----------
Ending Balance                                   $    2,516   $    2,332   $    2,516   $    2,332
                                                 ==========   ==========   ==========   ==========
ALL to total loans                                     0.93%        1.09%        0.93%        1.09%
Net Charge-offs to average loans-annualized            0.00%        0.00%        0.00%        0.00%
--------------------------------------------------------------------------------------------------

Investment securities. Investment securities decreased $5.2 million to $23.3 million at June 30, 2006, from $28.5 million at December 31, 2005.

The Company's investment in U.S. Treasury securities decreased to 47.0% of the investment portfolio at June 30, 2006 compared to 52.0% at December 31, 2005. Obligations of U.S. Agencies increased to 30.4% of the investment portfolio at June 30, 2006 compared to 26.3% at December 31, 2005. The Company's investment in corporate bonds decreased to 8.6% of the investment portfolio at June 30,

2006 compared to 11.7% at December 31, 2005. Tax-exempt municipal obligation bonds increased to 14.0% of the investment portfolio at June 30, 2006 compared to 10.0% at December 31, 2005. Fed Funds sold decreased $4.7 million, or 100%. The overall decrease was the result of the proceeds from maturities of securities and the cash position being used as a funding source for the increased demand in loans.

Deposits. Total deposits were $287.3 million as of June 30, 2006 an increase of $14.2 million or 5.2% from the December 31, 2005 balance of $273.1 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposit and interest bearing checking deposits decreased to 29.2% of total deposits from 30.9% at December 31, 2005. Money market and savings accounts decreased to 27.2% of total deposits from 34.9% at December 31, 2005. Time deposits increased to 43.6% of total deposits from 34.1% at December 31, 2005

CAPITAL RESOURCES

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

As of June 30, 2006 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.

The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%. The Company's and the Bank's risk-based capital ratios are presented below

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                Actual              Adequacy Purposes          Action Provisions
                                       -----------------------   -----------------------   ------------------------
                                                                   Minimum      Minimum      Minimum     Minimum
                                         Amount        Ratio       Amount       Ratio        Amount       Ratio
                                       ----------   ----------   ----------   ----------   ----------   ----------
Company
As of June 30, 2006:
  Total capital
    (to risk weighted assets)          $   35,081        11.89%  $   23,595         8.00%         N/A          N/A
  Tier I capital
    (to risk weighted assets)          $   31,912        10.82%  $   11,798         4.00%         N/A          N/A
  Tier I capital
    (to average assets)                $   31,912        10.06%  $   12,684         4.00%         N/A          N/A
Bank
As of June 30, 2006:
  Total capital
    (to risk weighted assets)          $   32,777        11.17%  $   23,467         8.00%  $   29,156        10.00%
  Tier I capital
    (to risk weighted assets)          $   30,261        10.32%  $   11,734         4.00%  $   17,493         6.00%
  Tier I capital
    (to average assets)                $   30,261         9.54%  $   12,685         4.00%  $   15,856         5.00%

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                Actual              Adequacy Purposes          Action Provisions
                                       -----------------------   -----------------------   ------------------------
                                                                   Minimum      Minimum      Minimum     Minimum
                                         Amount        Ratio       Amount       Ratio        Amount       Ratio
                                       ----------   ----------   ----------   ----------   ----------   ----------
Company
As of December 31, 2005:
  Total capital
    (to risk weighted assets)          $   31,650        11.90%  $   21,268         8.00%         N/A          N/A
  Tier I capital
    (to risk weighted assets)          $   27,654        10.40%  $   10,634         4.00%         N/A          N/A
  Tier I capital
    (to average assets)                $   27,654         9.20%  $   12,067         4.00%         N/A          N/A
Bank
As of December 31, 2005:
  Total capital
    (to risk weighted assets)          $   29,933        11.50%  $   20,865         8.00%  $   26,082        10.00%
  Tier I capital
    (to risk weighted assets)          $   27,577        10.60%  $   10,433         4.00%  $   15,649         6.00%
  Tier I capital
    (to average assets)                $   27,577         9.10%  $   12,067         4.00%  $   15,083         5.00%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $37.0 million or 11.3% of total assets at June 30, 2006 compared to $47.7 million or 15.4% of total assets at December 31, 2005. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates such as interest rates, commodity prices and equity prices. As a financial institution, the Company's market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that possess a short term to maturity. Based upon the nature of its operations, the Company is not subject to fluctuations in foreign currency exchange or commodity pricing. However, the Company's commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the six months ended June 30, 2006 compared to December 31, 2005 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2005 Annual Report to Shareholders filed as an exhibit with the Company's 2005 Annual Report on Form 10-K, which is incorporated here by reference.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Bank held its annual shareholders meeting ("Meeting") on May 11, 2006 at the Bank's office at 6 So El Dorado St., Stockton, CA. 94501.

According to the certified list of stockholders which was presented at the Meeting, there were 3,524,282 shares of Common Stock of the Company outstanding and entitled to vote at the Meeting. There were present at the Meeting, in person or by proxy, the holders of 2,435,569 shares of Common Stock of the Company, representing 69.11 % of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The Shareholders approved the following:

PROPOSAL 1 - Election of Directors

                                                   FOR                 WITHHELD

            Michael L. Dalton                   2,434,129               1,440
            Maxwell M. Freeman                  2,434,129               1,440
            Harold Hand                         2,434,129               1,440
            Patricia Ann Hatton                 2,434,129               1,440
            Steven J. Kikuchi                   2,434,129               1,440
            Yosh Mataga                         2,434,129               1,440
            Steven A. Rosso                     2,430,129               5,440
            Gary A. Stewart                     2,434,120               1,440
            Kathleen Verner                     2,433,929               1,640

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act).

31.2 Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act).

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Pacific State Bancorp

Date: August 14, 2006                  By: /s/ STEVEN A. ROSSO
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer


                                       Pacific State Bancorp

Date: August 14, 2006                  By:  /s/ JOANNE ROBERTS
                                           -------------------------------------
                                           JoAnne Roberts
                                           Senior Vice President and Chief
                                           Financial Officer

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