Form 10-Q
period 2006-09-30
PACIFIC STATE BANCORP
filed 2006-11-14
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

      Title of Class               Shares outstanding as of November 10, 2006

       Common Stock                               3,626,418
       No Par Value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      PACIFIC STATE BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share amounts)                         September 30      December 31
Assets                                                           2006               2005
------                                                       ------------      ------------
Cash and due from banks                                      $     12,919            14,453
Federal funds sold                                                    213             4,667
                                                             ------------      ------------
   Total cash and cash equivalents                                 13,132            19,120
Interest -bearing deposits in banks                                    --                --
Investment securities - available for sale (amortized
cost of $24,160 in 2006 and $28,696 in 2005)                       24,031            28,539
Loans, less allowance for loan losses of $2,604
    in 2006 and $2,356 in 2005                                    280,501           241,556
Bank premises and equipment, net                                   12,019             9,511
Company owned life insurance                                        6,012             4,411
Accrued interest receivable and other assets                        7,113             6,474
                                                             ------------      ------------
                                  Total assets               $    342,808           309,611
                                                             ============      ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
    Non-interest bearing                                     $     63,150            68,657
    Interest bearing                                              236,699           204,417
                                                             ------------      ------------
              Total deposits                                      299,849           273,074
Other borrowings                                                    4,900             4,000
Subordinated debentures                                             8,764             8,764
Accrued interest payable and other liabilities                      2,897             2,400
                                                             ------------      ------------
             Total liabilities                                    316,410           288,238
                                                             ------------      ------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock - no par value; 2,000,000
       shares authorized; none outstanding
   Common stock - no par value; 24,000,000
       shares authorized; issued and outstanding
          3,616,418 in 2006 and 3,512,622 in 2005                   8,538             7,556
   Retained earnings                                               17,937            13,912
   Accumulated other comprehensive loss,
      net of tax                                                      (77)              (95)
                                                             ------------      ------------
           Total shareholders' equity                              26,398            21,373
                                                             ------------      ------------
              Total liabilities and shareholders' equity     $    342,808           309,611
                                                             ============      ============

       See notes to unaudited condensed consolidated financial statements

----------------------------------------------------------------------------------------------------------------------
                                                 PACIFIC STATE BANCORP
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
                                                            Three months ended                Nine months ended
                                                               September 30                      September 30
                                                       -----------------------------     -----------------------------
(in thousands, except per share                            2006             2005             2006             2005
amounts)                                               ------------     ------------     ------------     ------------
Interest income:
    Interest and fees on loans                         $      6,627     $      4,836     $     18,086     $     12,716
    Interest on federal funds sold                               21               84               38              209
    Interest on investment securities                           294              197              939              649
                                                       ------------     ------------     ------------     ------------
         Total interest income                                6,942            5,117           19,063           13,574
Interest expense:
    Interest on deposits                                      2,207            1,199            5,484            3,205
    Interest on subordinated
       debentures                                               187              145              531              372
    Interest on borrowings                                       85               21              306               67
                                                       ------------     ------------     ------------     ------------
         Total interest expense                               2,479            1,365            6,321            3,644
                                                       ------------     ------------     ------------     ------------
             Net interest income before                       4,463            3,752           12,742            9,930
                provision for loan losses
Provision for loan losses                                        90               90              270              210
                                                       ------------     ------------     ------------     ------------
               Net interest income after
                  provision for loan losses                   4,373            3,662           12,472            9,720
                                                       ------------     ------------     ------------     ------------
Non-interest income:
   Service charges                                              195              197              653              567
   Other fee income                                             475              238              928              648
   Gain from sale of loans                                       48              142              228              728
                                                       ------------     ------------     ------------     ------------
       Total non-interest income                                718              577            1,809            1,943
Non-interest expenses:
   Salaries and employee benefits                             1,359            1,255            4,044            3,563
   Occupancy                                                    258              224              665              618
   Furniture and equipment                                      174              156              535              436
   Other                                                        811              726            2,397            1,971
                                                       ------------     ------------     ------------     ------------
       Total non-interest expenses                            2,602            2,361            7,641            6,588
                                                       ------------     ------------     ------------     ------------
         Income before provision for
            income taxes                                      2,489            1,878            6,640            5,075
Provision for income taxes                                      977              680            2,614            1,872
                                                       ------------     ------------     ------------     ------------
                Net income                             $      1,512     $      1,198     $      4,026     $      3,203
                                                       ============     ============     ============     ============
Basic earnings per share                               $       0.44     $       0.35     $       1.16     $       0.93
                                                       ============     ============     ============     ============
Diluted earnings per share                             $       0.39     $       0.31     $       1.04     $       0.82
                                                       ============     ============     ============     ============
Weighted average common shares
outstanding                                               3,467,819        3,467,819        3,475,663        3,459,428
Weighted average common and
common equivalent shares
outstanding                                               3,841,522        3,926,957        3,867,431        3,890,905
----------------------------------------------------------------------------------------------------------------------

       See notes to unaudited condensed consolidated financial statements

                     PACIFIC STATE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             For the Nine Months
(Unaudited)                                                                                         Ended
(in thousands)                                                                                   September 30,
                                                                                            2006              2005
                                                                                        ------------      ------------
Cash flows from operating activities:
       Net income                                                                              4,026             3,203
       Adjustments to reconcile net income to net cash
            provided by operating activities:
               Provision for loan losses                                                         270               210
               Gain on sale of loans                                                            (228)             (728)
               Stock based compensation
               Net increase (decrease) in deferred loan origination fees
                   and costs                                                                     133               (18)
               Depreciation and amortization                                                     398               371
               Increase in Company owned life insurance, net of
                  expenses                                                                    (1,601)             (560)
               Decrease in accrued interest receivable and other
                  assets                                                                        (778)             (816)
               Increase in accrued interest payable and other
                  liabilities                                                                    497               799
                                                                                        ------------------------------
                       Net cash provided by operating activities                               2,717             2,461
                                                                                        ------------------------------

Cash flows from investing activities:
       Net decrease in interest-bearing deposits in banks                                         --             6,000
       Proceeds from matured and called available-for-sale
          investment securities                                                               12,186             2,311
       Purchases of available-for-sale investment securities                                  (8,003)           (6,976)
       Proceeds from principal repayments from available-for-sale
          securities                                                                             491             1,151
       Proceeds from principal repayments from held-to-maturity
          securities                                                                              48                17
       Net increase in loans                                                                 (39,097)          (18,931)
       Proceeds from sale of premises and equipment                                                                 17
       Purchases of premises and equipment                                                    (2,801)             (136)
                                                                                        ------------------------------
              Net cash (used in) provided by investing activities                            (37,176)          (16,547)
                                                                                        ------------------------------

Cash flows from financing activities:
       Net (decrease) increase in demand, interest-bearing
          and savings deposits                                                               (21,973)           25,380
      Net increase in time deposits                                                           48,748             9,809
      Net increase in borrowed funds                                                             900
                                                                                        ------------------------------
      Proceeds from exercise of stock options                                                    546               132
      Proceeds from stock issuance                                                               250
                                                                                        ------------------------------
            Net cash provided by financing activities                                         28,471            35,321
                                                                                        ------------------------------

            (Decrease) Increase in cash and cash equivalents                                  (5,988)           21,235
            Cash and cash equivalents at beginning of year                                    19,120            12,108
                                                                                        ------------------------------
            Cash and cash equivalents at end of period                                        13,132            33,343
                                                                                        ==============================

       See notes to unaudited condensed consolidated financial statements

                      Pacific State Bancorp and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

         The Bank conducts a general commercial banking business, primarily in the City of Stockton and San Joaquin County, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of September 30, 2006 had 80 employees, including 35 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates eight branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto and Tracy and a loan production office in Castro Valley, California.

         Pacific State Bancorp common stock trades on the Nasdaq(TM) Global Market under the symbol of "PSBC".


2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2006 and December 31, 2005, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, and its cash flows for the nine month periods ended September 30, 2006 and 2005 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been omitted. The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September, 2006 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

                                                 September 30,      December 31,
================================================================================
                                                      2006              2005
--------------------------------------------------------------------------------
(In thousands)

Commercial                                       $     45,818      $     43,063
Agriculture                                            18,124            17,582
Real estate - commercial                              131,307           126,166
Real estate - construction                             75,554            43,352
Installment & other                                    12,223            13,536
                                                 ------------      ------------
                                                      283,025           243,699
Deferred loan fees and costs, net                          80               213
Allowance for loan losses                              (2,604)           (2,356)
                                                 ------------      ------------

Total net loans                                  $    280,501      $    241,556
                                                 ------------      ------------
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

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $108,355,000 and $112,066,000 and stand-by letters of credit of $3,107,000 and $2,318,000 at September 30, 2006 and December 31, 2005, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $55,179,000 of the loan commitments outstanding at September 30, 2006 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at September 30, 2006 and December 31, 2005.

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

                                                    Three Months Ended            Nine Months Ended
         (in thousands)                          09/30/06       09/30/05       09/30/06       09/30/05
         Net Income                                  1,512          1,198     $    4,026     $    3,203
         Other Comprehensive Loss:
              Change in unrealized loss on
              available for sale securities             51             59             18            (34)
              Reclassification adjustment               --             --             --             --
                                                -------------------------------------------------------
         Total Other Comprehensive Loss                 51             59             18            (34)
                                                -------------------------------------------------------
         Total Comprehensive Income                  1,563          1,257          4,044          3,169
                                                =======================================================

7. STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan which is described in Note 8. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment ("SFAS 123(R)"), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were no grants made in the first nine months of 2006 or 2005. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion

No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the three months ended September 30, 2006 was $62,000 and $51,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 would have been $.45 and $.41, respectively, without the adoption of SFAS 123 (R) compared to $.44 and $.39, respectively, as reported

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the nine months ended September 30, 2006 was $186,000 and $103,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $1.19 and $1.07, respectively, without the adoption of SFAS 123 (R) compared to $1.16 and $1.04, respectively, as reported.


SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company's stock option plans for the quarter and nine month periods ended September 30, 2005.

                                                  For the Three     For the Nine
                                                     Months            Months
                                                      Ended             Ended
                                                   September 30     September 30
                                                       2005             2005
                                                   ------------     ------------
(in thousands, except share amounts)
Net income, as reported                            $      1,198     $      3,203
Deduct:  Total stock-based employee
  compensation expense determined
  under the fair value method for all
  outstanding awards, net of related tax effects             66              198
                                                   ------------     ------------
  Pro forma net income, in thousands               $      1,132     $      3,005
                                                   ============     ============

Basic earning per share - as reported              $       0.35     $       0.93
Basic earning per share - pro forma                $       0.33     $       0.87

Diluted earnings per share - as reported           $       0.31     $       0.82
Diluted earnings per share - pro forma             $       0.29     $       0.77


8. STOCK OPTION PLAN

At September 30, 2006, the Company has one stock-based employee compensation plan, the Pacific State Bancorp 1997 Stock Option Plan. At September 30, 2006, 28,304 shares of common stock remain reserved under the 1997 plan for issuance to employees and directors through incentive and nonstatutory agreements. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the activity of the plan is as follows:

                                                             Nine Months ended September 30, 2006
                                                 -----------------------------------------------------------
                                                                                 Weighted
                                                                Weighted          Average         Aggregate
                                                                 Average         Remaining        Intrinsic
                                                                Exercise        Contractual         Value
                                                  Shares          Price            Term            (000's)
------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of
  period                                          840,050     $     6.96            4.3 Yrs     $      9,694
Options granted                                        --             --                                  --
Options exercised                                  87,901           6.22                               1,061
Options canceled                                   30,000           7.50                                 165
                                                  -------                                       ------------
-------------------------------------------------------------------------------------------------------------
Options outstanding, end of period                722,149     $     7.03            3.6 Yrs     $      7,873

=============================================================================================================
Options vested or expected to vest at             675,669     $     6.51            3.6 Yrs     $      7,716
  September 30, 2006
=============================================================================================================
Options exercisable, end of period                256,649     $     6.51            3.6 yrs     $      2,931
=============================================================================================================

No shares vested for the three month periods ended September 30, 2006 and 2005. The total fair value of shares vested during the nine month periods ended September 30, 2006 and 2005 was $155,000 and $135,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at September 30, 2006. The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $2,931,000 as of September 30, 2006. During the three months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $408,000 and $266,000, respectively. For the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $1,061,000 and $1,030,000, respectively.

There were no options granted in the nine months ended September 30, 2006 and 2005. The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 3% for the remaining non-vested options.

As of September 30, 2006, there was $467,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be realized over a weighted average period of
1.71 years and will be adjusted for subsequent changes in estimated forfeitures.

9. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

       In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

Fair Value Measurements

         In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact to the Company's financial position or result of operations.

Accounting for Purchases of Life Insurance

         In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position." Questions arose in applying the guidance in FTB 85-4 to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized." An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

         In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

         In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management does not believe the adoption of SAB 108 will have a material impact on the Company's financial position or results of operations.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on Form 10-K for the year ended December 31, 2005.



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

OVERVIEW

For the three months ended September 30, 2006:

The Company's net income increased $314 thousand or 26.21% to $1,512 thousand for the third quarter of 2006 from $1,198 thousand for the same period in 2005. The primary contributors to the increase in net income for the third quarter of 2006 was the $711 thousand increase in net interest income and a $141 thousand increase in non interest income over the same period in 2005. These increases were partially offset by increases in non interest expenses of $241 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $104 thousand, occupancy and furniture and equipment expenses of $52 thousand and other expenses of $85 thousand. Additionally, the provision for income taxes increased $297 thousand. Basic earnings per share increased to $0.44 for the third quarter of 2006 up 22.56% from $0.35 for the same period in 2005. Diluted earnings per share increased to $0.39 for the third quarter of 2006 up 25.81% from the $0.31 for the same period in 2005.

For the nine months ended September 30, 2006:

The Company's net income increased $823 thousand or 25.69% to $4,026 thousand for the nine month period ended September 30, 2006 from $3,203 thousand for the same period in 2005. The primary contributor to the increase in net income for the nine month period ended September 30, 2006 was the $2,812 thousand increase in net interest income over the same period in 2005. This increase was partially offset by a decrease in non-interest income of $134 thousand and an increase in non-interest expenses of $1,053 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $481 thousand, occupancy and furniture and equipment expenses of $146 thousand and other expenses of $426 thousand. In addition the provision for loan losses increased $60 thousand and the provision for income taxes increased $742 thousand. Basic earnings per share increased to $1.16 for the nine month period ended September 30, 2006 up 24.73% from $0.93 for the same period in 2005. Diluted earnings per share increase to $1.04 for the nine month period ended September 30, 2006 up 26.83% from the $0.82 for the same period in 2005.

Total assets at September 30, 2006 were $343 million, an increase of $33 million or 10.72%, from the $310 million at December 31, 2005. The growth in assets was primarily in the Company's loans offset by decreases in the level of Federal funds sold and investments. Loans grew $39 million or 16.12% to $281 million at September 30, 2006 from $242 million at December 31, 2005 while Federal funds sold and Investment Securities decreased $9million over the same period. The growth in loans was also funded by the net income of $4.0million and growth in deposits of $27 million or 9.81%. Borrowed funds increased $0.9 million or 22.5%.

The annualized return on assets was 1.77% and 1.68% for the three and nine month periods ended September 30, 2006 compared to 1.69% and 1.57% for the same periods in 2005. The annualized return on equity was 23.93% and 23.11 % for the three and nine month periods ended September 30, 2006 compared to 24.76% and 23.65% for the same periods in 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $4.5 million for the three months ended September 30, 2006, an increase of $711 thousand or 18.95% from $3.7 million for the same period in 2005. The increase in net interest income was primarily attributed to the volume increase in the Company's average loan balances supported by the overall increases in the yields earned on earning assets. These increases were partially offset by the increases in both the level of average interest bearing liabilities primarily time deposits and the increase in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $1.8 million or 35.67% to $6.9 million for the three months ended September 30, 2006 from $5.1 million for the same period in 2005. The increase in interest income was primarily attributed to volume increases in loan balances and an increase in yield on all earning assets. Loan volume increased due to the Bank's growth in loans associated with the overall growth of the Company. The Company's average loan balances were $280.1 million for the three months ended September 30, 2006, up $60.0 million or 27.3% from $220.1 million for the same period in 2005. The Company's average loan yield was 9.39% for the three months ended September 30, 2006, up 67 basis points from the 8.72% yield for the same period in 2005. As a result, interest income on loans increased $1,791 thousand. The Company's average balances of investment securities increased $5.5 million to $24.3 million for the three months ended September 30, 2006 from the $18.8 million for the same period in 2005. The Company's average yield on investment securities increased 76 basis points to 4.80% from 4.04% for the same period in 2005. As a result, interest income increased $102 thousand. These increases were offset by a decrease in the interest earned on federal funds sold of $63 thousand primarily as a result of decreased volumes. The overall yield on average earning assets increased 91 basis points to 9.00% for the three months ended September 30, 2006, from 8.09% for the same period in 2005.

Interest expense increased $1.1 million, or 81.6% to $2.5 million for the three months ended September 30, 2006, from $1.4 million for the same period in 2005. The increase is primarily attributed to both the increase in levels of the average time deposits and other borrowings and the overall increases in the rates paid on all interest bearing liabilities, offset by the decrease in the level of interest-bearing demand deposits. Time deposits increased as the bank experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates increased during the period as rates on deposits were increased to remain competitive with other financial institutions. The Company's average balances of time deposits were $133.5 million for the three months ended September 30, 2006, up $56.2 million, or 72.8% from $77.2 million for the same period in 2005. The average rate paid on time deposits also increased 157 basis points to 4.63% for the three months ended September 30, 2006 from 3.06% for the same period in 2005. As a result, interest expense on time deposits increased $963 thousand. The Company's average balances of other borrowings increased $2.5 million to $15.5 million for the three months ended September 30, 2006 from $13 million for the same period in 2005 and the rates paid increased 187 basis points to 6.94% for the three months ended September 30, 2006 from 5.07% for the same period in 2005. As a result interest expense on other borrowings increased $106 thousand. The Company's average balances of interest bearing demand deposits decreased $13.9 million to $89.4 million for the three months ended September 30, 2006 from $103.4 million for the same period in 2005. The average rate paid increased 52 basis points to 2.80% from 2.28% for the same period in 2005. As a result interest expense on interest bearing demand deposits decreased $37 thousand. The overall rates paid on average interest-bearing liabilities increased 131 basis points to 4.01% for the three months ended September 30, 2006, from 2.70% for the same period in 2005. As a result of the changes noted above, the net interest margin for the three months ended September 30, 2006 decreased 14 basis points to 5.79%, from 5.93% for the same period in 2005.

The following table presents for the three month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

-----------------------------------------------------------------------------------------------------------------------------------
                                                 For the Three Months Ended                    For the Three Months Ended
                                                     September 30, 2006                             September 30, 2005
                                            ----------------------------------------      ----------------------------------------
              (Dollars in Thousands)                        Interest       Average                        Interest       Average
                                                             Income                                        Income
                                             Average           or          Yield or        Average           or          Yield or
Assets:                                      Balance        Expense          Cost          Balance         Expense         Cost
-------                                     ----------     ----------     ----------      ----------     ----------     ----------
Interest-earning assets:
Loans (1)(2)                                $  280,097     $    6,627           9.39%     $  220,066     $    4,836           8.72%
Investment securities (1)                       24,310            294           4.80%         18,835            192           4.04%
Federal funds sold                               1,651             21           5.05%         11,531             84           2.89%
Interest bearing deposits in banks                  --             --           0.00%            546              5           3.63%
                                            -------------------------                     -------------------------
         Total average earning assets          306,058          6,942           9.00%        250,978          5,117           8.09%

Non-earning assets:
Cash and due from banks                         13,833                                        14,281
Other assets                                    18,371                                        15,918
                                            ----------                                    ----------
         Total average assets               $  338,262                                    $  281,177
                                            ==========                                    ==========


Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

      Interest-bearing demand               $   89,429            632           2.80%     $  103,358            595           2.28%
      Savings                                    6,526             17           1.03%          6,691              9           0.53%
      Time deposits                            133,455          1,558           4.63%         77,217            595           3.06%
      Other borrowings(3)                       15,555            272           6.94%         12,981            166           5.07%
                                            -------------------------                     -------------------------

         Total average interest-bearing
         liabilities                           244,964          2,479           4.01%        200,247          1,365           2.70%
                                                                          ==========                                    ==========

Noninterest-bearing liabilities:
      Demand deposits                           67,163                                        61,156
      Other liabilities                          1,069                                           559
                                            ----------                                    ----------
         Total liabilities                     313,197                                       261,962
Shareholders' Equity:                           25,065                                        19,215
                                            ----------                                    ----------
Total average liabilities and
shareholders' equity                        $  338,262                                    $  281,177
                                            ==========                                    ==========

                                                           ----------                                    ----------
Net interest income                                        $    4,463                                    $    3,752
                                                           ==========                                    ==========

Yield on interest-earning assets(4)                                             9.00%                                         8.09%
Cost of funding interest-earning assets                                         3.21%                                         2.16%
                                                                          ----------                                    ----------
Net interest margin(5)                                                          5.79%                                         5.93%
                                                                          ==========                                    ==========

-----------------------------------------------------------------------------------------------------------------------------------

   (1)   Not computed on a tax-equivalent basis.
   (2) Loan fees included in loan interest income for the three month periods ended September 30, 2006 and 2005 amounted to $431 thousand and $688 thousand, respectively.
   (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
   (4) Total interest expense divided by the average balance of total earning assets. (5) Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                      Three Months ended September 30,
                                               2006 over 2005 change in net interest income
                                          Net
                                         Change           Rate           Volume           Mix
                                       ----------      ----------      ----------      ----------
          (In thousands)
Interest Income:
Loans and leases                       $    1,791      $      371      $    1,319      $      101
Investment securities                         102              36              56              10

Federal funds sold                            (63)             63             (72)            (54)

Interest bearing deposits in banks             (5)             (5)             (5)              5
                                       ----------      ----------      ----------      ----------
      Total interest income            $    1,825      $      464      $    1,298      $       63


Interest Expense:

Interest-bearing demand                        37             135             (80)            (18)

Savings                                         8               8              (0)             (0)
Time deposits                                 963             306             433             223
Other borrowings                              106              61              33              12
                                       ----------      ----------      ----------      ----------
      Total interest expense           $    1,114      $      511      $      386      $      217

                                       ----------      ----------      ----------      ----------
Net interest income                    $      711      $      (47)     $      912      $     (154)
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

Provision for loan losses. The Company recorded $90 thousand in provision for loan losses for both of the three month periods ended September 30, 2006 and 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended September 30, 2006, total non-interest income increased $141 thousand or 24.44% to $718 thousand, up from $577 thousand for the comparable period in 2005. The increase in non interest income was primarily the result of increases in fee income derived from the referral of commercial mortgage loans to third parties. The increase was offset by a decrease in gain on sale of loans.

Other fee income increased $237 thousand as a result of increases in mortgage referral fees due to an increase in Commercial Real Estate loan referral activity during the third quarter of 2006 as opposed to the same period in 2005.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived from the gain on sale of loans decreased $94 thousand or 66.20% to $48 thousand, down from $142 thousand for the comparable period in 2005.

Non-Interest Expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended September 30, 2006 was $2.6 million compared to $2.4 million for the same period in 2005, representing an increase of $241 thousand or 10.2%. This increase reflects increases in salaries and benefits of $104 thousand or 8.3% which are indicative of the additions to staff to expand branch operations in line with their respective growth, and the recognition of stock based compensation expenses of $62,000 as a result of adopting SFAS No. 123(R). As of September 30, 2006, there was $467,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plan. The related compensation expense is expected to be realized over a weighted average period of 1.71 years. The increase in furniture and equipment expense is attributable to the depreciation on new computer equipment purchased to stay current with technology. The increase in other expense is consistent generally with the growth of the Company.

The following table sets forth a summary of non-interest expense for the three months ended September 30, 2006 and 2005:

                                                       Three Months Ended
                                                  September 30,    September 30,
(In thousands)                                        2006             2005
Non-interest Expense:

Salaries & Benefits                                      1,359            1,255
Occupancy                                                  258              224
Furniture and Equipment                                    174              156
Other Expense                                              811              726
                                                  ------------     ------------

Total Non-Interest Expenses                              2,602            2,361
                                                  ============     ============

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the three month period ended September 30, 2006 increased to 39.3% from 36.2% for the same period in 2005. The increase was due to decreases in the level of investments in tax free municipal bonds. Additionally, income derived from Enterprise Zone loans represented a smaller percentage of the loan portfolio than in prior periods.

The following table reflects the Company's tax provision and the related effective tax rate for the three months ended September 30, 2006 and 2005.

                                                       Three Months Ended
                                                September 30,     September 30,
(In thousands)                                       2006              2005

Tax Provision                                   $        977      $        680
Effective Tax Rate                                      39.3%             36.2%

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $12.7 million for the nine months ended September 30, 2006, an increase of $2.8 million or 28.32% from $9.9 million for the same period in 2005. The increase in net interest income was primarily attributed to the volume increase in the Company's average loan and investment balances supported by the overall increases in the yields earned on all earning assets. These increases were partially offset by the decreases in the volumes of federal funds sold and interest bearing deposits in banks coupled with the increases in both the level of average interest bearing liabilities and the increase in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $5.5 million or 40.44% to $19.1 million for the nine months ended September 30, 2006 from $13.6 million for the same period in 2005. The increase in interest income was primarily attributed to volume increases in loan and investment balances and increases in yields on all interest earning assets. Loan volume increased due to the bank's increased loan demand. The yield on loans increased as the Federal Open Market Committee increased the prime lending rate for banks six times during the nine month period ended September 30, 2006. The increase in rate totaled 150 basis points for the period. The Company's average loan balances were $264.8 million for the nine months ended September 30, 2006, up $54.0 million or 25.6% from $210.8 million for the same period in 2005. The Company's average loan yield was 9.13% for the nine months ended September 30, 2006, up 107 basis points from the 8.06% yield for the same period in 2005. The Company's average investment balances were $25.6 million for the nine months ended September 30, 2006, up $7.7 million, or 42.57%, from $18.0 million for the same period in 2005. The Company's average investment yield was 4.90% for the nine months ended September 30, 2006, up 132 basis points from the 3.58% yield for the same period in 2005. Although the Company's average balances of Federal funds sold decreased $8.9 million to $1.1 million for the nine months ended September 30, 2006 from the $9.9 million for the same period in 2005 and interest income decreased $171 thousand, the average yield on Federal funds sold increased 202 basis points to 4.83% compared to 2.81% for the same period in 2005. As a result of the change in mix of the Company's earning assets and the yields earned, the overall yield on average earning assets increased 128 basis points to 8.74% for the nine months ended September 30, 2006, from 7.46% for the same period in 2005.

Interest expense increased $2.7 million, or 73.5% to $6.3 million for the nine months ended September 30, 2006, from $3.6 million for the same period in 2005. The increase is primarily attributed to both the increase in the levels of average time deposits and other borrowings and the overall increases in the rates paid on all interest bearing liabilities. Time deposits increased and interest-bearing demand deposits decreased as the Bank experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates rose during the period as rates on deposits were increased to remain competitive with other financial institutions. The Company's average balances of time deposits were $115.7 million for the nine months ended September 30, 2006, up $41.6 million, or 56.1% from $74.1 million for the same period in 2005. The average rate paid on time deposits increased 158 basis points to 4.19% for the nine months ended September 30, 2006 from 2.61% for the same period in 2005. As a result, interest expense on time deposits increased $2,183 thousand. The Company's average balances of other borrowings increased $4.4 million to $17.3 million for the nine months ended September 30, 2006 from $12.8 million for the same period in 2005 and the rates paid increased 191 basis points to 6.47% from 4.56% for the same period in 2005. As a result, interest expense on other borrowings increased $398 thousand. The Company's average balances of interest bearing demand deposits decreased $9.55 million to $93.6 million for the nine months ended September 30, 2006 from $103.0 million for the same period in 2005. At the same time the average rate paid increased 34 basis points to 2.59% from 2.25%. As a result, interest expense on interest bearing demand deposits increased $81 thousand. The overall rates paid on average interest-bearing liabilities increased 116 basis points to 3.63% for the nine months ended September 30, 2006, from 2.47% for the same period in 2005.

As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2006 increased 38 basis points or 6.96% to 5.84%, from 5.46% for the same period in 2005.

The following table presents for the nine month periods indicated the distribution of consolidated average assets, liabilities and shareholders' equity. It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages. Average balances are based on daily averages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

-----------------------------------------------------------------------------------------------------------------------------------
                                                  For the Nine Months Ended                     For the Nine Months Ended
                                                     September 30, 2006                             September 30, 2005
                                            ----------------------------------------      ----------------------------------------
              (Dollars in Thousands)                        Interest       Average                        Interest       Average
                                                             Income                                        Income
                                             Average           or          Yield or        Average           or          Yield or
Assets:                                      Balance        Expense          Cost          Balance         Expense         Cost
-------                                     ----------     ----------     ----------      ----------     ----------     ----------
Interest-earning assets:
Loans (1)(2)                                $  264,800     $   18,086           9.13%     $  210,847     $   12,716           8.06%
Investment securities (1)                       25,629            939           4.90%         17,977            482           3.58%
Federal funds sold                               1,052             38           4.83%          9,946            209           2.81%
Interest bearing deposits in banks                  --             --           0.00%          4,392            167           5.08%
                                            -------------------------                     -------------------------
         Total average earning assets          291,481         19,063           8.74%        243,162         13,574           7.46%

Non-earning assets:
Cash and due from banks                         13,210                                        14,044
Other assets                                    16,552                                        15,571
                                            ----------                                    ----------
         Total average assets               $  321,243                                    $  272,777
                                            ==========                                    ==========


Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

      Interest-bearing demand               $   93,571          1,814           2.59%     $  103,122          1,733           2.25%
      Savings                                    6,452             42           0.87%          6,968             27           0.52%
      Time deposits                            115,750          3,628           4.19%         74,139          1,445           2.61%
      Other borrowings(3)                       17,294            837           6.47%         12,873            439           4.56%
                                            -------------------------                     -------------------------

         Total average interest-
           bearing liabilities                 233,067          6,321           3.63%        197,102          3,644           2.47%
                                                                          ==========                                    ==========

Noninterest-bearing liabilities:
      Demand deposits                           63,534                                        54,022
      Other liabilities                          1,347                                         3,547
                                            ----------                                    ----------
         Total liabilities                     297,948                                       254,671
Shareholders' Equity:                           23,295                                        18,106
                                            ----------                                    ----------
Total average liabilities and
  shareholders' equity                      $  321,243                                    $  272,777
                                            ==========                                    ==========

                                                           ----------                                    ----------
Net interest income                                        $   12,742                                    $    9,930
                                                           ==========                                    ==========

Yield on interest-earning assets(4)                                             8.74%                                         7.46%
Cost of funding interest-earning assets                                         2.90%                                         2.00%
                                                                          ----------                                    ----------
Net interest margin(5)                                                          5.84%                                         5.46%
                                                                          ==========                                    ==========
-----------------------------------------------------------------------------------------------------------------------------------

   (1)   Not computed on a tax-equivalent basis.
   (2) Loan fees included in loan interest income for the six month periods ended September 30, 2006 and 2005 amounted to $1,328 thousand and $1,056 thousand, respectively.
   (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
   (4) Total interest expense divided by the average balance of total earning assets. (5) Net interest income divided by the average balance of total earning assets


The following table sets forth changes in interest income and interest expense, for the nine month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                      Nine Months ended September 30,
                                               2006 over 2005 change in net interest income
                                          Net
                                         Change           Rate           Volume           Mix
                                       ----------      ----------      ----------      ----------
         (In thousands)
Interest Income:
Loans and leases                       $    5,370      $    1,685      $    3,254      $      431
Investment securities                         457             177             205              75

Federal funds sold                           (171)            150            (187)           (134)

Interest bearing deposits in banks           (167)           (167)           (167)            167
                                       ----------      ----------      ----------      ----------
      Total interest income            $    5,489      $    1,845      $    3,105      $      539


Interest Expense:

Interest-bearing demand                        81             266            (161)            (25)

Savings                                        15              18              (2)             (1)
Time deposits                               2,183             879             811             493
Other borrowings                              398             184             151              63
      Total interest expense           $    2,677      $    1,347      $      799      $      530

                                       ----------      ----------      ----------      ----------
Net interest income                    $    2,812      $      498      $    2,306      $        9
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

Provision for loan losses. The Company recorded $270 thousand in provision for loan losses for the nine month period ended September 30, 2006, up $60 thousand or 28.6%, from the $210 thousand provision for the same period in 2005. Management assesses its loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the nine months ended September 30, 2006, total non-interest income decreased $134 thousand or 6.90% to $1.81 million, down from $1.94 million for the comparable period in 2005. The decrease in non interest income was primarily the result of a decrease in gains on sales of loans partially offset by increases in other fee income and service charges.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived from the gain on sale of loans decreased $500 thousand or 68.7% to $228 thousand, down from $728 thousand for the comparable period in 2005.

The increase in service charges of $86 thousand or 15.2% to $653 thousand from $567 thousand for the comparable period in 2005 is primarily the result of the growth in the number of deposit accounts from the same period in 2005.

The increase in other fee income is primarily the result of an increase in mortgage referral fees due to increases in activity during the first nine months of 2006 as compared to the same period in 2005. Other fee income increased $280 thousand or 43.2% to $928 thousand, from $648 thousand for the comparable period in 2005.

Non-Interest Expenses. Non-interest expenses consists of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the nine months ended September 30, 2006 was $7.6 million compared to $6.6 million for the same period in 2005, representing an increase of $1,053 thousand or 15.9%. This increase reflects Increases in salaries and benefits of $481 thousand or 13.5% which are indicative of the additions to staff to expand branch operations in line with their respective growth, and the recognition of stock based compensation expenses of $186 thousand as a result of adopting SFAS No. 123(R). As of September 30, 2006, there was $467,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plan. The related compensation expense is expected to be realized over a weighted average period of 1.71 years. The increase in furniture and equipment expense is attributable to the depreciation on new computer equipment purchased to stay current with technology. The increase in other expense is consistent generally with the growth of the Company and also reflects increased legal expense associated with the settlement of a litigation matter.

The following table sets forth a summary of non-interest expense for the nine months ended September 30, 2006 and 2005:
                                                        Nine Months Ended
                                                  September 30,    September 30,
(In thousands)                                        2006             2005
Non-interest Expenses:

Salaries & Benefits                               $      4,044     $      3,563
Occupancy                                                  665              618
Furniture and Equipment                                    535              436
Other Expense                                            2,397            1,971
                                                  ------------     ------------

Total Non-Interest Expenses                       $      7,641     $      6,588
                                                  ============     ============

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the nine month period ended September 30, 2006 increased to 39.4% from 36.9% for the same period in 2005. The increase was due to decreases in the level of investments in tax free municipal bonds. Additionally, income derived from Enterprise Zone loan income represented a smaller percentage of the loan portfolio than in prior periods.

The following table reflects the Company's tax provision and the related effective tax rate for the nine months ended September 30, 2006 and 2005.

                                                      Nine Months Ended
                                               September 30,      September 30,
(In thousands)                                     2006               2005

Tax Provision                                  $      2,614       $      1,872
Effective Tax Rate                                     39.4%              36.9%



FINANCIAL CONDITION

Total assets at September 30, 2006 were $343 million, an increase of $33 million or 10.6%, from the $310 million at December 31, 2005. The growth in assets was primarily in the Company's loans offset by decreases in Federal funds sold and investment securities. Loans grew $38.9 million or 16.1% to $281 million at September 30, 2006 from $242 million at December 31, 2005. Federal funds sold at September 30, 2006 were $213 thousand representing a decrease of $4.5 million from December 31, 2005. Over the same period investments decreased $4.5 million or 15.8% to $24 million from $28.5 million. The growth in assets was primarily funded by the net income of $4 million and growth in deposits of $26.8 million or 9.8%. Borrowed funds increased $900 thousand or 22.5%.

The change in deposits was comprised of a decrease in non-interest bearing deposits of $5.5 million or 8.0% to $63.1 million at September 30, 2006 from $69 million at December 31, 2005; this decrease was offset by increases in interest bearing deposits of $32.3 million or 15.8% to $236.7 million at September 30, 2006 from $204 million at December 31, 2005.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                September 30,     December 31,
================================================================================
                                                    2006              2005
--------------------------------------------------------------------------------
(In thousands)

Commercial                                      $     45,818      $     43,063
Agriculture                                           18,124            17,582
Real estate - commercial                             131,307           126,166
Real estate - construction                            75,554            43,352
Installment & other                                   12,223            13,536
                                                ------------      ------------
                                                     283,025           243,699
Deferred loan fees and costs                              80               213
Allowance for loan losses                             (2,604)           (2,356)
                                                ------------      ------------

Total net loans                                 $    280,501      $    241,556
                                                ------------      ------------
================================================================================

The Company continues to manage the mix in its loan portfolio consistent with its identity as a community bank serving Northern California and the Central Valley. Net portfolio loans have increased $38.9 million or 16.1%, to $280.5 million at September 30, 2006 from $241.5 million at December 31, 2005. Commercial loans increased $2.7 million or 6.4% to $45.8 million from $43.1 million at December 31, 2005. Agricultural loans increased slightly by $542 thousand or 3.1% to $18.1 million from $17.6 million at December 31, 2005. Real estate - commercial loans increased by $5.1 million or 4.1% to $131.3 million from $126.2 million at December 31, 2005. The largest increase was in real estate - construction loans which increased $32.2 million or 74.3% to $75.5 million from $43.4 million at December 31, 2005. The increase in construction loans during the nine month period ended September 30, 2006 was due to delayed draws on construction loans as building was delayed due the longer than normal winter season. Installment and other loans decreased $1.3 million or 9.7% to $12.2 million from $13.5 million at December 31, 2005. The portfolio mix continues to reflect the increase in real estate loans as compared with the mix of a year ago, with commercial and agricultural loans now representing 22.8% of total loans compared to 25.1% in the prior year, real estate construction loans now representing 26.9% compared to 17.9% in the prior year, commercial real estate loans now representing 46.8% compared to 52.2% in the prior year, and installment loans now representing 4.4% compared to 5.6% in the prior year,

Nonperforming loans. There were no nonperforming loans at September 30, 2006 and December 31, 2005.

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

The provision for loan losses increased to $270,000 for the nine months ended September 30, 2006 compared to $210,000 for the same period in 2005. The increase in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated.

                                                Three Months Ended               Nine Months Ended
(In thousands)                                     September 30,                   September 30,
=========================================================================================================
                                               2006            2005            2006            2005
---------------------------------------------------------------------------------------------------------
Beginning Balance:                          $    2,516      $    2,332      $    2,356      $    2,213
Provision for loan losses                           90               9             270             210
Charge-offs:
          Commercial                                --               8              19               9
          Real Estate                               --              --              --              --
          Other                                      2              --               5              --
                                            ----------      ----------      ----------      ----------
Total Charge-offs                                    2               8              24               9
                                            ----------      ----------      ----------      ----------
Recoveries:
          Commercial                                --              --               0              --
          Other                                     --              --              --              --
                                            ----------      ----------      ----------      ----------
Total Recoveries                                    --              --               0              --
                                            ----------      ----------      ----------      ----------
Ending Balance                              $    2,604      $    2,414      $    2,604      $    2,414
                                            ==========      ==========      ==========      ==========
ALL to total loans                                0.93%           1.10%           0.93%           1.10%
Net Charge-offs to average
loans-annualized                                  0.00%           0.00%           0.00%           0.00%
=========================================================================================================

Investment securities. Investment securities decreased $4.5 million to $24.0 million at September 30, 2006, from $28.5 million at December 31, 2005.

The Company's investment in U.S. Treasury securities decreased to 49.5% of the investment portfolio at September 30, 2006 compared to 52.0% at December 31, 2005. Obligations of U.S. Agencies increased to 29.2% of the investment portfolio at September 30, 2006 compared to 26.3% at December 31, 2005. The Company's investment in corporate bonds decreased to 9.6% of the investment portfolio at September 30, 2006 compared to 11.7% at December 31, 2005. Tax-exempt municipal obligation bonds increased to 11.7% of the investment portfolio at September 30, 2006 compared to 10.0% at December 31, 2005. Fed Funds sold decreased $4.5 million, or 95.4%. The overall decrease was the result of the proceeds from maturities of securities and the cash position being used as a funding source for the increased demand in loans.

Deposits. Total deposits were $299.8 million as of September 30, 2006 an increase of $26.7 million or 9.8% from the December 31, 2005 balance of $273.1 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest bearing checking deposits decreased to 29.2% of total deposits from 30.9% at December 31, 2005. Money market and savings accounts decreased to 27.2% of total deposits from 34.9% at December 31, 2005. Time deposits increased to 43.6% of total deposits from 34.1% at December 31, 2005

CAPITAL RESOURCES

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

As of September 30, 2006 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.

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

                                                                                             To Be Well Capitalized
                                                                     For Capital             Under Prompt Corrective
                                           Actual                Adequacy Purposes              Action Provisions
                                   ---------------------      ------------------------      -------------------------
                                                                 Minimum      Minimum           Minimum      Minimum
                                    Amount       Ratio           Amount        Ratio            Amount        Ratio
Company
As of September 30, 2006:
  Total capital
    (to risk weighted assets)       $36,690      11.93%           24,610        8.00%               N/A          N/A
  Tier I capital
    (to risk weighted assets)       $33,610      10.93%           12,305        4.00%               N/A          N/A
  Tier I capital
    (to average assets)             $33,610       9.96%           13,495        4.00%               N/A          N/A
Bank
As of September 30, 2006:
  Total capital
    (to risk weighted assets)       $34,605      11.29%          $24,511        8.00%           $30,640       10.00%
  Tier I capital
    (to risk weighted assets)       $32,002      10.44%          $12,556        4.00%           $18,843        6.00%
  Tier I capital
    (to average assets)             $32,002       9.49%          $13,495        4.00%           $16,869        5.00%

                                                                                             To Be Well Capitalized
                                                                     For Capital             Under Prompt Corrective
                                           Actual                Adequacy Purposes              Action Provisions
                                   ---------------------      ------------------------      -------------------------
                                                                 Minimum      Minimum           Minimum      Minimum
                                    Amount       Ratio           Amount        Ratio            Amount        Ratio
Company
As of December 31, 2005:
  Total capital
    (to risk weighted assets)       $31,650      11.90%          $21,268        8.00%               N/A          N/A
  Tier I capital
    (to risk weighted assets)       $27,654      10.40%          $10,634        4.00%               N/A          N/A
  Tier I capital
    (to average assets)             $27,654       9.20%          $12,067        4.00%               N/A          N/A
Bank
As of December 31, 2005:
  Total capital
    (to risk weighted assets)       $29,933      11.50%          $20,865        8.00%           $26,082       10.00%
  Tier I capital
    (to risk weighted assets)       $27,577      10.60%          $10,433        4.00%           $15,649        6.00%
  Tier I capital
    (to average assets)             $27,577       9.10%          $12,067        4.00%           $15,083        5.00%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $37.2 million or 10.8% of total assets at September 30, 2006 compared to $47.7 million or 15.4% of total assets at December 31, 2005. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the nine months ended September 30, 2006 compared to December 31, 2005 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2005 Annual Report to Shareholders filed as an exhibit with the Company's 2005 Annual Report on Form 10-K, which is incorporated here by reference.

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




                                   Pacific State Bancorp

Date: November 14, 2006            By: /s/ STEVEN A. ROSSO
                                       -----------------------------------------
                                       Steven A. Rosso
                                       President and Chief Executive Officer

                                   Pacific State Bancorp

Date: November 14, 2006            By: /s/ JOANNE ROBERTS
                                       -----------------------------------------
                                       JoAnne Roberts
                                       Senior Vice President and Chief Financial
                                        Officer

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