Form 10-K
period 2006-12-31
PACIFIC STATE BANCORP
filed 2007-04-02
CIK 1169424

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended December 31, 2006

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

Title of each class:              Name of each exchange on which registered:
Common Stock, no par value                The NASDAQ Stock Market, LLC

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

Large accelerated filer  [ ]  Accelerated filer  [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $30,627,469 as of June 30, 2006 which was calculated based on the last reported sale of the Company's Common Stock prior to June 30, 2006. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Common stock, no par value 3,676,718 shares outstanding as of March 15, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Annual Report to Shareholders for Fiscal Year Ended December 31, 2006 (Part II)
       Proxy Statement for 2007 Annual Meeting of Shareholders (Part III)

================================================================================

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART 1.

Item 1.    Business                                                                       2
Item 1A.   Risk Factors                                                                  12
Item 1B.   Unresolved Staff Comments                                                     14
Item 2.    Properties                                                                    15
Item 3.    Legal Proceedings                                                             15
Item 4.    Submission of Matters to a Vote of Security Holders                           15

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                             17
Item 6.    Selected Financial Data                                                       17
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                                     17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                    17
Item 8.    Financial Statements and Supplementary Data                                   17
Item 9.    Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                         17
Item 9A    Controls and Procedures                                                       17
Item 9B    Other Information                                                             18

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance                        19
Item 11.   Executive Compensation                                                        19
Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                              19
Item 13.   Certain Relationships and Related Transactions and Director Independence      19
Item 14.   Principal Accountant Fees and Services                                        17

PART IV.

Item 15.   Exhibits, Financial Statement Schedules                                       20
           Signatures                                                                 21-22
           Index of Exhibits                                                             23

                              PACIFIC STATE BANCORP
                              STOCKTON, CALIFORNIA
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2006
                                     PART I

ITEM 1. BUSINESS

        Forward Looking Statements

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

        The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2007 had 84 employees, including 36 officers. The Bank does not engage in any non-bank lines of business.

The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto and Tracy and a limited service branch in Hayward, California.

        Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of "PSBC".

        Business Plan

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

        Trust Subsidiaries

        The  Company  during  2002  and  2004  established  two  business  trust subsidiary grantor trusts, Pacific State Statutory Trusts I and II (the "Trusts") for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company as subordinated debentures (the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trust Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicles are guaranteed by the Company. See Note 8 to the Company's consolidated financial statements at Item 8, Financial Statements and Supplementary data.

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

        Product Lines and Services

        The Bank currently offers the following general banking services at all of its branches: commercial, construction, agricultural and real estate loans and personal credit lines, interest on checking, U.S. Savings bond services, domestic and foreign drafts, banking by appointment, automatic transfer of funds between savings and checking accounts, business courier services, remote capture of deposits for businesses, checking and savings accounts for personal and business purposes, domestic letters of credit, a depository for MasterCard and Visa drafts, federal depository services, cash management assistance, wire and telephone transfers, Individual Retirement Accounts, Health Savings Accounts, time certificates of deposit, courier service for non-cash deposits, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, unsecured overdraft protection credit lines attached to checking accounts, ATM cards and MasterMoney debit cards via the Star, Cirrus, Plus, MasterCard and Visa networks.

        The Bank is not authorized to offer trust services. The Federal Reserve Bank of San Francisco is the Company's primary correspondent relationship. The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, California, First Tennessee Bank in Memphis, Tennessee, Bank of the West in Walnut Creek, California, U. S. Bank, Minneapolis, Minnesota, Wells Fargo Bank, San Francisco, California, Federal Home Loan Bank of San Francisco and Pacific Coast Bankers Bank, San Francisco, California.

        The Bank recognizes that, in order to be competitive, it must attract a certain number of consumer accounts. Individual Retirement Accounts, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, and unsecured overdraft protection credit lines attached to checking accounts currently offered by the Bank are designed to appeal particularly to consumers. Moreover, participation in a large-scale ATM networks assists the Company in competing for consumer accounts.

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

        As of December 31, 2006, the Bank's total risk-based capital ratio (approximately 11.2%) and its leverage ratio (approximately 9.7%) exceeded minimum levels. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Bank in the reasonably foreseeable future.

Premiums for Deposit Insurance

The Bank's deposits are currently insured to a maximum of $100,000 per depositor ($250,000 for certain retirement accounts) through the Deposit Insurance Fund ("DIF") administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is not expected to result in a material impact on the Bank.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

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

        Sarbanes-Oxley Act of 2002

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

        Financial Services Modernization Legislation

        On  November  12,  1999,  the  Gramm-  Leach-Bliley  Act  of  1999  (the
"Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Company has not sought "financial holding company" status and has no present plans to do so.

        The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies.

        In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

        The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

        USA Patriot Act of 2001

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

        Transactions between Affiliates

        Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Federal Reserve Board's interpretations of
Section 23A and 23B. Regulation W had an effective date of April 1, 2003.

New Accounting Pronouncements

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123 (R)"). Under SFAS 123(R), compensation cost recognized for all awards that vest subsequent to the date of adoption based on the grant-date fair value estimated in accordance with SFAS 123(R). The grant-date fair value is estimated using the Black-Scholes option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate. In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

        Accounting for Uncertainty in Income Taxes

                In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

                The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

                The provisions of FIN 48 were effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

                The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

        Fair Value Measurements

                In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact on the Company's financial position or result of operations.

        Accounting for Purchases of Life Insurance

                In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position." Questions arose in applying the guidance in FTB 85-4 to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized." An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of EITF 06-5 will have a material impact on the Company's financial position or results of operations.

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

Consideration of the Effects of Prior Year Misstatements

        In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company's financial position or results of operations and no cumulative adjustment was required.

        WHERE YOU CAN FIND MORE INFORMATION

        Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed free of charge.

        The Company links these reports to its website (www.pacificstatebank.com) as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

        At December 31, 2006, approximately 70.7% of the Company's loan portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Stockton, California and San Joaquin County. A substantial decline in real estate values in the Company's primary market areas could occur as a result of an economic downturn, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Inapplicable

ITEM 2. PROPERTIES

        The Company owns its March Lane (Stockton), Modesto, Groveland, Angels Camp, Arnold and Hayward branch facilities. The Company purchased the March Lane office for $866,700 in 1992. The Company's executive officers and support staff were located in the March Lane building from 1997 to 2004. During 2001 the Company purchased an adjacent building to the March Lane office, for $747,000, in order to expand its administrative functions. The executive offices, finance department, central operations and data processing were moved into these offices in 2004. The Company repossessed the Modesto building and converted it to a banking branch in 1996. The Modesto land was purchased in 1999 for $524,000. The Company purchased the Arnold Branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank. A portion of the building, located at 1013 Blagen Road, is leased to First American Title. The lease is expected to generate $10,000 in 2007. During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current Branch offices. These sites offer the Company better visibility and demonstrate commitment to the communities we serve. The Groveland property was purchased for $148,000 and construction was completed in January 2003. The Angels Camp property was purchased for $200,000 and was completed in the third quarter of 2003. The Company purchased the building in Hayward for $1,800,000 in July 2006.

        All other Company premises are leased. The Company's total rentals for premises and equipment for fiscal year 2006 were approximately $319,000.

        The Company is currently in the fifteenth year of a sixteen-year gross level lease for its main office located in downtown Stockton. The Company's projected lease expense for 2007 under this lease is approximately $200,000 per year, and will increase annually at a rate of 3% per year.

        In 1999, the Company entered into a 10-year lease with two options to extend for an additional 5 years each for the building in Tracy. The annual rent for 2006 was $$75,000 and will increase annually at a rate of 3% per year. The Company's projected lease expense for 2007 under this lease is approximately $77,000

        In 2005, the Company entered into a 10-year lease with four options to extend for an additional 5 years each for the building in Lodi. The annual rent commenced in 2006 upon completion of the building and occupation by Pacific State Bank. The rent for 2006 under this lease was $91,000. The estimated annual rent for 2007 under this lease is approximately $180,000, and will increase annually at a rate of 3% per year.

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

ITEM (*) EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table presents certain information regarding the executive officers of the Company:

        NAME                AGE  POSITION(S)                    SINCE
        -----------------   ---  ----------------------------   -----
        Steven A. Rosso     52   President and CEO/Director     1992
        Gary A. Stewart     57   Executive VP/CCO/Director      1996
        JoAnne Roberts      50   Vice President/CFO             2004

(*) Included pursuant to General Instruction (G)(3).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        See information under the caption "Market Price for Registrant's Common Equity, Dividends and Related Stockholder Matters" in the Company's 2006 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6. SELECTED FINANCIAL DATA

        See information under the caption "Selected Financial Data" in the Company's 2006 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 2006 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.

        See information under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2006 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders' Equity, Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company's 2006 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

        None

ITEM 9A. CONTROLS AND PROCEDURES

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

        There were no significant changes in the Company's internal controls or in other factors during the last quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

        Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2007 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference from the table of directors in the Proxy Statement and from information under the heading "Corporate Governance."

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from the Proxy Statement, including all information under the caption "Executive Compensation ."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated by reference from the Proxy Statement, including information under the captions "Principal Shareholders" and "Stock Ownership of Management."

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
           INDEPENDENCE.

        The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheadings "Director Independence" and "Transactions with Management."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheading "Principal Accountant Fees and Services."

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (a)     (1)

        The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2006, are filed and incorporated by reference in Item 8 of this report

                (i) Report of Independent Registered Public Accounting Firm, dated March 26 2007.
                (ii)    Consolidated Balance Sheet, December 31, 2006 and 2005.
                (iii) Consolidated Statement of Income: Years ended December 31, 2006, 2005 and 2004.
                (iv)    Consolidated   Statement  of  Changes  in  Shareholders'
                        Equity: Years ended December 31, 2006, 2005 and 2004.
                (v) Consolidated Statement of Cash Flows: Years ended December 31, 2006, 2005 and 2004.
                (vi)    Notes to Consolidated Financial Statements.

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

Date:    March 29, 2007                   PACIFIC STATE BANCORP


                                          By: /s/  Steven A. Rosso
                                              ----------------------------------
                                              Steven A. Rosso
                                              President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 29, 2007                   By: /s/  Steven A. Rosso
                                              ----------------------------------
                                              Steven A. Rosso
                                              President and Chief Executive
                                              Officer Director

Date:    March 29, 2007                   By: /s/  JoAnne Roberts
                                              ----------------------------------
                                              JoAnne Roberts
                                              Vice President/CFO
                                              (Principal Financial Officer)
                                              (Principal Accounting Officer)

Date:    March 29, 2007                   By: /s/  Michael L. Dalton
                                              ----------------------------------
                                              Michael L. Dalton
                                              Director and Vice Chairman
                                              Chairman of the Audit Committee

Date:    March 29, 2007                   By: /s/  Harold Hand
                                              ----------------------------------
                                              Harold Hand
                                              Director and Chairman of the Board

Date:    March 29, 2007                   By: /s/  Patricia A. Hatton
                                              ----------------------------------
                                              Patricia A. Hatton
                                              Director and Chairperson of the
                                              Director Loan Committee

Date:    March 29, 2007                   By: /s/  Steven J. Kikuchi
                                              ----------------------------------
                                              Steven J. Kikuchi
                                              Director and Secretary of the
                                              Board

Date:    March 29, 2007                   By: /s/  Maxwell Freeman
                                              ----------------------------------
                                              Maxwell Freeman
                                              Director

Date:    March 29, 2007                   By: /s/  Yoshikazu Mataga
                                              ----------------------------------
                                              Yoshikazu Mataga
                                              Director

Date:    March 29, 2007                   By: /s/ Gary A. Stewart
                                              ----------------------------------
                                              Gary A. Stewart
                                              Executive Vice President/CLO
                                              Director

Date:    March 29, 2007                   By: /s/ Kathleen Verner
                                              ----------------------------------
                                              Kathleen Verner
                                              Director

Date:    March 29, 2007                   By: /s/ Russell G. Munson
                                              ----------------------------------
                                              Russell G. Munson
                                              Director

                              LIST OF EXHIBITS

3.1     Articles of  Incorporation,  as amended.  Incorporated by reference from
        Exhibit 3.1 filed with the Company's Form 10-K for the year ended December 31, 2004.
3.2 Bylaws. Incorporated by reference from Exhibit 3.2 filed with the Company's Registration Statement No. 333-84908 on Form S-4EF (the "S-4").
4 Agreement to file copy of Indenture for the Company's $5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued to Pacific State Statutory Trust I. Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2002.
4.1 Agreement to file copy of Indenture for the Company's $3.5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued to Pacific State Statutory Trust II. Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2003.
10.1    Lease Agreement for Main Office.  Incorporated by reference from Exhibit
        10.1 filed with the S-4.
10.2    Lease Agreement for Lodi Office.  Incorporated by reference from Exhibit
        10.2 to the Company's Form 10-K for the year ended December 31, 2005 (the "2005 10-K").
10.3    Lease  Agreement,  Tracy Branch Office.  Incorporated  by reference from
        Exhibit 10.3 filed with the S-4.
10.4* Employment Agreement (Steven A. Rosso) dated October 20, 2005. Incorporated by reference from Exhibit 10.4 to the 2005 10-K.
10.5.1* Form of Salary  Continuation  Agreement.  Incorporated by reference from
        Exhibit 10.5.1 to the 2005 10-K .
10.5.2* Form of Split Dollar  Agreement.  Incorporated by reference from Exhibit
        10.5.2 to the 2005 10-K .
10.6* 1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.
13 The portions of the Pacific State Bancorp 2006 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.
21      List of Subsidiaries
23      Consent of Independent Registered Public Accounting Firm
31.1 Certification of the Chief Executive Officer (section 302 of Sarbanes-Oxley Act).
31.2 Certification of the Chief Financial Officer (section 302 of Sarbanes-Oxley Act).
32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act
*        Denotes management contract or compensatory arrangement

EXHIBIT 13

Dear Shareholder, Customers and Friends:

In looking back over the 2006 calendar year Pacific State Bancorp exceeded the expectations of management and the many financial experts. We believe that PSBC's continued efforts of controlled growth and sound risk management will enable our company's success to continue in 2007. The company's efforts towards branding and branch development contributed to much of our asset growth and financial success in 2006. In reviewing 2006 performance Pacific State Bancorp achieved the following; an increase in market capitalization of
$79,601,000.00with a closing stock price of $21.74. PSBC also produced an average return on equity of 22.91%, an average return on assets of 1.67%%, an efficiency ratio of 53.05% and maintained a net interest margin of 5.76%.

Pacific State Bancorp was able to attain the above referenced performance by growing assets to $386,752,000 or a 24.92% increase over 2005. As well, PSBC posted net income of $5,543,000 which is an increase of 29.33% over 2005 earnings. Management was able to provide this type of financial performance while opening a new branch in Lodi, California and moving the loan center from Castro Valley to Hayward, California. In addition substantial improvements were made to the infrastructure of the bank's management information system which improved PSB-Online and the overall information technologies security. The bank's decision to improve the information technology also enabled management to upgrade asset pricing models and enterprise wide risk monitoring.

Other very important financial performance numbers that are most relevant are the basic earnings per share and diluted earnings per share for 2006. The basic earnings per share amounted to $1.57 which was an increase of $0.34 per share or 27.64% over the 2005 eps. The diluted earnings per share for the year are $1.41 it is an increase of $0.31 per share or 28.82% above 2006 eps. In addition it is worth noting that these earnings figures were gained by maintaining strong credit standards. 2007 closed as the fourth consecutive year in which the bank had zero non-performing assets/loans on our balance sheet.

With the opening of the Lodi branch Pacific State bank now operates in 9 locations, 8 cities and 5 counties. The management of Pacific State Bancorp and Pacific State Bank looks to grow the institution with in the foot print the current branch system. The markets that our bank serves are very strong and dynamic. Management continues to remain positive about the communities we serve and the customer relations we have earned. In closing the directorship, management, and staffs of Pacific State Bancorp and Pacific State Bank would like to express our extreme gratitude to our customers and shareholders for their continued support and brand loyalty.

Looking at 20 years and more!

/s/ Harold Hand                               /s/ Steven A. Rosso
----------------------------------            ----------------------------------
Harold Hand                                   Steven A. Rosso
Chairman of the Board of Directors            President and C. E. O.

                             SELECTED FINANCIAL DATA

        The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's audited consolidated financial statements and notes thereto, included elsewhere in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
(dollars in thousands, except per share data)       2006           2005           2004           2003           2002
----------------------------------------------   -----------    -----------    -----------    -----------    -----------
STATEMENTS OF INCOME:
Total Interest Income                            $    26,495    $    18,782    $    13,509    $    11,117    $     9,236
Net Interest Income                                   17,307         13,536         10,451          8,356          6,289
Provision for Loan Losses                                360             35            504            536            286
Total Non-interest Income                              2,583          2,481          2,525          1,978          1,636
Total Non-interest Expenses                           10,360          9,100          7,429          6,498          5,846
Provision for Income Taxes                             3,627          2,596          1,874          1,247            630
Net Income                                             5,543          4,286          3,169          2,053          1,163

BALANCE SHEETS:
Total Assets                                     $   386,752    $   309,611    $   254,361    $   200,924    $   180,295
Total Investments                                     23,107         28,539         23,582         15,512         12,173
Total Loans, net                                     287,318        241,556        199,535        157,138        135,272
Allowance for Loan Losses (ALL)                        2,478          2,356          2,214          1,653          1,306
Total Deposits                                       340,966        273,074        223,761        176,292        158,140
Subordinated Debentures                                8,764          8,764          8,764          5,155          5,155
Shareholders' Equity                                  29,059         21,373         16,830         13,459         11,320

PERFORMANCE RATIOS:
Return on Average Assets                                1.67%          1.53%          1.37%          1.07%          0.77%
Return on Average Equity                               22.91%         22.98%         21.64%         16.86%         11.27%
Average Equity to Average Assets                        7.30%          6.65%          6.34%          6.36%          6.80%
Tier 1 Risk-Based Capital                              10.65%         10.44%         10.10%         10.10%          9.40%
Total Risk-Based Capital                               11.83%         11.88%         12.60%         11.60%         11.40%
Net Interest Margin                                     5.76%          5.41%          5.14%          4.85%          4.63%
Average Earning Assets to Average Total Assets         93.33%         89.22%         88.18%         89.85%         89.48%
Nonperforming Assets to Total Assets                      --             --             --             --           0.48%
ALL to Total Loans                                      0.86%          0.98%          1.10%          1.05%          0.97%
Nonperforming Loans to ALL                                --             --             --             --          15.54%
Share Data (Common Shares Outstanding)             3,661,477      3,512,622      3,448,042      3,377,656      3,302,748
Book Value Per Share                             $      7.94    $      6.08    $      4.88    $      3.99    $      3.43
Basic Earnings Per Share                         $      1.57    $      1.23    $      0.92    $      0.61    $      0.36
Diluted Earnings Per Share                       $      1.41    $      1.10    $      0.84    $      0.59    $      0.34

[LOGO OF PERRY-SMITH LLP]                           400 Capitol Mail, Suite 1200
      (ACCOUNTANTS)                                         Sacramento, CA 95814
                                                             www.perry-smith.com
                                                                    916.441.1000

            REPORT OF INDENPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Pacific State Bancorp and Subsidiary

        We have audited the accompanying consolidated balance sheet of Pacific State Bancorp and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-years period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversigned Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also including assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific State Bancorp and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                                             /s/ Perry-Smith LLP

March 29, 2007

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2006 and 2005
                      (In thousands, except share amounts)

                                                           2006          2005
                                                        ----------    ----------
                     ASSETS
Cash and due from banks                                 $   18,985    $   14,453
Federal funds sold                                          31,630         4,667
                                                        ----------    ----------
       Total cash and cash equivalents                      50,615        19,120

Investment securities (Notes 3 and 7)                       23,107        28,539
Loans, less allowance for loan losses of $2,478 in
   2006 and $2,356 in 2005 (Notes 4, 7, 10 and 13)         287,318       241,556
Premises and equipment, net (Note 5)                        11,957         9,511
Company owned life insurance (Note 14)                       6,079         4,411
Accrued interest receivable and other assets (Note 9)        7,676         6,474
                                                        ----------    ----------
       Total assets                                     $  386,752    $  309,611
                                                        ==========    ==========
                 LIABILITIES AND
              SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                 $   73,197    $   68,657
   Interest bearing (Note 6)                               267,799       204,417
                                                        ----------    ----------
       Total deposits                                      340,996       273,074

Other borrowings (Note 7)                                    4,900         4,000
Subordinated debentures (Note 8)                             8,764         8,764
Accrued interest payable and other liabilities               3,033         2,400
                                                        ----------    ----------
         Total liabilities                                 357,693       288,238
                                                        ----------    ----------
Commitments and contingencies (Note 10)

Shareholders' equity (Note 11):
   Preferred stock - 2,000,000 shares
     authorized; none issued or outstanding                      -             -
   Common stock - no par value; 24,000,000 shares
     authorized; issued and outstanding -3,661,477
     shares in 2006 and 3,512,622 shares in 2005             9,651         7,556
   Retained earnings                                        19,455        13,912
   Accumulated other comprehensive loss, net of
     taxes (Notes 3 and 15)                                    (47)          (95)
                                                        ----------    ----------
       Total shareholders' equity                           29,059        21,373
                                                        ----------    ----------
       Total liabilities and shareholders' equity       $  386,752    $  309,611
                                                        ==========    ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2006, 2005 and 2004
                    (In thousands, except per share amounts)

                                                        2006         2005         2004
                                                     ----------   ----------   ----------
Interest income:

   Interest and fees on loans                        $   24,901   $   17,565   $   12,846
   Interest on Federal funds sold                           273          354           93
   Interest on investment securities:
     Taxable                                                 22          712          395
     Exempt from Federal income taxes                     1,299          151          175
                                                     ----------   ----------   ----------
         Total interest income                           26,495       18,782       13,509
                                                     ----------   ----------   ----------
Interest expense:
   Interest on deposits (Note 6)                          8,102        4,610        2,564
   Interest on borrowings (Note 7)                          376          109          128
   Interest on subordinated debentures (Note 8)             710          527          366
                                                     ----------   ----------   ----------
         Total interest expense                           9,188        5,246        3,058
                                                     ----------   ----------   ----------
         Net interest income before provision for
           loan losses                                   17,307       13,536       10,451

Provision for loan losses (Note 4)                          360           35          504
                                                     ----------   ----------   ----------
         Net interest income after provision
           for loan losses                               16,947       13,501        9,947
                                                     ----------   ----------   ----------
Non-interest income:
   Service charges                                          864          758        1,075
   Gain on sale of loans                                    294          809          445
   Other income                                           1,425          914        1,005
                                                     ----------   ----------   ----------
         Total non-interest income                        2,583        2,481        2,525
                                                     ----------   ----------   ----------
Non-interest expenses:
   Salaries and employee benefits (Notes 4 and 14)        5,479        4,742        3,814
   Occupancy (Notes 5 and 10)                               980          782          750
   Furniture and equipment (Notes 5 and 10)                 672          664          468
   Other expenses (Note 12)                               3,229        2,912        2,397
                                                     ----------   ----------   ----------
         Total non-interest expenses                     10,360        9,100        7,429
                                                     ----------   ----------   ----------
         Income before provision for income taxes         9,170        6,882        5,043

Provision for income taxes (Note 9)                       3,627        2,596        1,874
                                                     ----------   ----------   ----------
         Net income                                  $    5,543   $    4,286   $    3,169
                                                     ==========   ==========   ==========
Basic earnings per share (Note 11)                   $     1.57   $     1.23   $     0.92
                                                     ==========   ==========   ==========
Diluted earnings per share (Note 11)                 $     1.41   $     1.10   $     0.84
                                                     ==========   ==========   ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2006, 2005 and 2004
               (In thousands, except share and per share amounts)

                                                                                               ACCUMULATED
                                                                                                   OTHER
                                                                                               COMPREHENSIVE
                                                       COMMON STOCK                               (LOSS)           TOTAL
                                               ----------------------------      RETAINED       INCOME (NET     SHAREHOLDERS'
                                                  SHARES          AMOUNT         EARNINGS        OF TAXES)         EQUITY
                                               ------------    ------------    ------------    -------------    -------------
Balance, January 1, 2004                          3,377,656    $      6,937    $      6,457    $          65    $      13,459

Net income                                                                            3,169                             3,169
Net change in unrealized gains on
   available-for-sale investment securities,
   net of tax                                                                                            (20)            (20)
Stock options exercised and related tax
   benefit (Note 11)                                 70,386             222                                               222
                                               ------------    ------------    ------------    -------------    -------------
Balance, December 31, 2004                        3,448,042           7,159           9,626               45           16,830

Net income                                                                            4,286                             4,286
Net change in unrealized gains (losses) on
   available-for-sale investment securities,
   net of tax                                                                                           (140)           (140)
Stock options exercised and related tax
   benefit (Note 11)                                 65,760             409                                               409
Repurchase and retirement of
   common stock                                      (1,180)            (12)                                              (12)
                                               ------------    ------------    ------------    -------------    -------------
Balance, December 31, 2005                        3,512,622           7,556          13,912              (95)          21,373

Net income                                                                            5,543                             5,543
Net change in unrealized losses on
   available-for-sale investment securities,
   net of tax                                                                                             48              48
Stock-based compensation expense                                        229                                               229
Stock options exercised and related tax
   benefit (Note 11)                                135,421           1,616                                             1,616
Proceeds from issuance of stock                      13,434             250                                               250
                                               ------------    ------------    ------------    -------------    -------------
Balance, December 31, 2006                        3,661,477    $      9,651    $     19,455    $         (47)   $      29,059
                                               ============    ============    ============    =============    =============

                                                                                   2006             2005             2004
                                                                               ------------    -------------    -------------
Comprehensive income (Note 15):
   Net income                                                                  $      5,543    $       4,286    $       3,169
                                                                               ------------    -------------    -------------
   Other comprehensive income (loss):
     Unrealized holding (losses) gains
       arising during the year, net of tax                                               48             (140)             (20)
     Less: reclassification adjustment
       for gains included in net
       income, net of tax                                                      ------------    -------------    -------------
         Net change in unrealized
           gains on available-for-sale
           investment securities                                                         48             (140)             (20)
                                                                               ------------    -------------    -------------
         Total comprehensive income                                            $      5,591    $       4,146    $      3,149
                                                                               ============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2006, 2005 and 2004
                                 (In thousands)

                                                          2006          2005          2004
                                                       ----------    ----------    ----------
Cash flows from operating activities:
   Net income                                          $    5,543    $    4,286    $    3,169
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                              360            35           504
       Net decrease(increase) in deferred loan
         origination costs                                    173           (14)           85
       Depreciation and amortization                          404           600           567
       Gain on sale of loans, net                            (294)         (809)         (445)
       Stock-based compensation expense                       229
       Tax benefit from exercise of options                  (736)          (79)          (39)
       Increase in Company owned life insurance,
         net                                                 (208)         (165)         (188)
       Increase in accrued interest
         receivable and other assets                         (392)       (1,094)         (198)
       Increase (decrease) in accrued interest
         payable and other liabilities                        418         1,394           (12)
       Benefit (provision) for deferred income taxes           12          (131)         (230)
                                                       ----------    ----------    ----------
           Net cash provided by operating
              Activities                                    5,509         4,023         3,213
                                                       ----------    ----------    ----------
Cash flows from investing activities:
   Net decrease (increase) in interest-bearing
     deposits in banks                                                    6,100        (2,100)
   Purchases of available-for-sale investment
     securities                                           (11,257)      (13,992)      (14,352)
   Proceeds from matured and called available-
     for-sale investment securities                        16,364         1,800         7,374
   Proceeds from principal repayments from
     available-for-sale government-guaranteed
     mortgage-backed securities                               696           979           984
   Proceeds from matured and called held-to-maturity
     investment securities                                     26
   Proceeds from principal repayments from
     held-to-maturity government-guarantee
     mortgage-backed securities                                23            21            36
   Purchase of FRB and FHLB stock                            (180)         (405)
   Net increase in loans                                  (45,786)      (41,233)      (44,194)
   Purchases of premises and equipment                     (3,128)         (396)       (1,521)
   Purchase of Company owned life insurance                (1,460)
                                                       ----------    ----------    ----------
           Net cash used in investing activities          (44,702)      (46,721)      (54,178)
                                                       ----------    ----------    ----------

                                   (Continued)

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              For the Years Ended December 31, 2006, 2005 and 2004
                                 (In thousands)

                                                          2006          2005          2004
                                                       ----------    ----------    ----------
Cash flows from financing activities:
   Net (decrease) increase in demand,
     interest-bearing and savings deposits             $  (13,262)   $   26,861    $   54,438
   Net increase (decrease) in time deposits                81,184        22,452        (6,969)
   Proceeds from exercise of stock options                    880           330           183
   Tax benefit from exercise of stock options                 736            79            39
   Share repurchase and retirement                                          (12)
   Proceeds from the issuance of mandatorily
     redeemable trust preferred securities                                              3,609
   Proceeds from stock issuance                               250
   Net increase (decrease) in short-term borrowings           900                      (1,000)
                                                       ----------    ----------    ----------
           Net cash provided by financing
              Activities                                   70,688        49,710        50,300
                                                       ----------    ----------    ----------
           Increase (decrease) in cash and cash
              equivalents                                  31,495         7,012          (665)

Cash and cash equivalents at beginning of year             19,120        12,108        12,773
                                                       ----------    ----------    ----------
Cash and cash equivalents at end of year               $   50,615    $   19,120    $   12,108
                                                       ==========    ==========    ==========

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest expense                                  $   10,475    $    4,773    $    3,083
     Income taxes                                      $    3,805    $    2,081    $    1,845

Non-cash investing activities:
   Net change in unrealized loss on available-
     for-sale investment securities                            78    $     (232)   $      (26)

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF OPERATIONS

        On June 24, 2002, Pacific State Bancorp ("Bancorp") commenced operations as a bank holding company by acquiring all of the outstanding shares of Pacific State Bank ("Bank") in a one bank holding company reorganization. This corporate structure gives Bancorp and the Bank greater flexibility in terms of operation, expansion, and diversification.

        Pacific State Bancorp's subsidiaries include the Bank, in addition to Pacific State Statutory Trust I and Pacific State Statutory Trust II, both of which are unconsolidated Delaware statutory business trusts formed in June 2002 and March 2004, respectively, for the exclusive purpose of issuing and selling trust preferred securities and holding subordinated debentures issued by Bancorp. The proceeds from the issuance of subordinated debentures in 2004 and 2002 were utilized by Bancorp to provide capital to the Bank and for general corporate purposes.

        The Bank commenced operations in 1987 and is a California state-chartered member bank of the Federal Reserve System. The Bank operates nine branches in California, including two branches in Stockton and branches in Modesto, Groveland, Arnold, Angels Camp, Tracy, Lodi and one limited service branch in Hayward. The Bank's primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of Pacific State Bancorp and its subsidiary (collectively, the "Company") conform with accounting principles generally accepted in the United States and prevailing practice within the banking industry. The more significant of these policies applied in the preparation of the accompanying consolidated financial statements are discussed below.

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pacific State Bank. Significant intercompany transactions and balances have been eliminated in consolidation. For financial reporting purposes, the Company's investment in Pacific State Statutory Trusts I and II ("Trusts") are accounted for under the equity method and are included in accrued interest receivable and other assets in the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are included as subordinated debentures in the consolidated balance sheet.

        Segment Information

        Management has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

        Stock Splits

        On September 16, 2004, the Company's Board of Directors approved a two-for-one split of outstanding shares at the close of business on September 30, 2004, effective on the same date. All shares outstanding, stock option and per share data in the consolidated financial statements have been retroactively restated to give effect to the stock split.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Reclassifications

        Certain reclassifications have been made to prior years' balances to conform to classifications used in 2006.

        Cash and Cash Equivalents

        For the purpose of the statement of cash flows, cash, due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one-day periods.

        Investment Securities

        Investment securities are classified into the following categories:

                o Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

                o Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

        Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. The Company did not have any investments classified as trading at December 31, 2006 or 2005. All transfers between categories are accounted for at fair value. There were no transfers between categories in 2006 or 2005.

        Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

        Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investment Securities (Continued)

        As a member of the Federal Reserve System, the Federal Home Loan Bank System and the Farmer Mac Home Administration System, the Bank is required to maintain an investment in restricted capital stock of each system. These investments are carried at cost and are redeemable at par and are included in accrued interest receivable and other assets in the consolidated balance sheet.

        Loans

        Loans are stated at principal balances outstanding. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectability of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

        An impaired loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement. Interest income on impaired loans, if appropriate, is recognized on a cash basis.

        Loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

        The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2006, there were no such loans being accounted for under this policy.

        Loan Sales and Servicing

        The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loan Sales and Servicing (Continued)

        Government Guaranteed Loans

        Included in the loan portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), Farmer Mac and USDA Business and Industry. The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion. The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date. At December 31, 2006, there were no premiums subject to these recourse provisions.

        The Company's investment in the loan is allocated between the retained portion of the loan, the servicing asset (liability) and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. The servicing asset (liability) is recognized and amortized over the estimated life of the related loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets (liabilities).

        The Company  serviced  government-guaranteed  loans for others  totaling
        $47,285,000   and   $48,030,000   as  of  December  31,  2006  and  2005
        respectively.

        Servicing Rights

        Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing rights were not significant at December 31, 2006 and 2005.

        Allowance for Loan Losses

        The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as whole and economic conditions in the Company's service area.

        Classified loans and loans determined to be impaired are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks. These estimates are particularly susceptible to changes in the economic environment and market conditions.

        The Bank's Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions and other factors. The allowance is adjusted based on that review if, in the judgment of the Loan Committee and management, changes are warranted.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Allowance for Loan Losses (Continued)

        This allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after net charge-offs and loan growth. The allowance for loan losses at December 31, 2006 and 2005, respectively, reflects management's estimate of probable losses in the portfolio.

        Other Real Estate

        Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Company's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expenses as incurred. At December 31, 2006 and 2005, the Company did not have any other real estate owned.

        Premises and Equipment

        Premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be twenty to twenty-seven years. The useful lives of furniture, fixtures and equipment are estimated to be two to seven years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

        The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

        Goodwill and Intangible Assets

        As a result of the Company's 2002 acquisition of the Stockton branch of California Bank & Trust, the Company recognized a core deposit intangible asset of $448,000 and goodwill of $718,000. The valuation of the core deposit intangible was based on the estimated fair value of deposits acquired and is amortized on a straight-line basis over a period of ten years. The current balance of the core deposit intangible of $155,000 is included in accrued interest receivable and other assets in the consolidated balance sheet. Goodwill is not amortized, but is measured along with the core deposit intangible for impairment. At December 31, 2006 and 2005, no impairment of the core deposit intangible or goodwill has been recognized in the Company's consolidated financial statements.

        Income Taxes

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

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes (Continued)

        Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

        Earnings Per Share

        Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. All data with respect to computing earnings per share is retroactively adjusted to reflect stock splits and dividends and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

        Share-Based Compensation and Adoption of SFAS 123(R)

        At December 31, 2006, the Company had one shareholder approved stock-based compensation plan which is described more fully in Note 11 Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. For the years ended December 31, 2005 and 2004, no share-based employee compensation cost was recognized in the consolidated statement of income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). There were no options granted in 2006, 2005 or 2004. The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Compensation cost is recognized net of estimated forfeitures. Results for prior periods have not been restated.

        As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the year ended December 31, 2006 was $229,000 and $133,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 after adopting SFAS 123(R) were $0.03 lower than if the Company had continued to account for share-based compensation under APB 25.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        SFAS 123(R) requires the cash flows resulting from the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized for stock-based compensation (excess tax benefits) to be classified as a cash flow from financing in the consolidated statement of cash flows. Excess tax benefits for the year ended December 31, 2006 were $736,000.

        Determining Fair Value

        The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of expected stock volatility and the risk-free interest rate. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options. The expected term of the options represents the period that the Company's share-based awards are expected to be outstanding based on the terms of the optionee's employment agreement and position within the Company, previous option activity, the number of shares currently owned and the expected time of when those options would be exercised. The Company has not paid cash dividends. The Company estimates the forfeiture rate in calculating the compensation expense to be insignificant. There were no options granted in 2006, 2005, or 2004.

        Pro Forma

        The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans (dollars in thousands, except per share data):

                                                           2005         2004
                                                        ----------   ----------
                                                         (In thousands, except
                                                           per share amounts)

        Net income, as reported                         $    4,286   $    3,169
        Deduct:  Total stock-based employee
          compensation expense determined under
          the fair value based method for all awards,
          net of related tax effects                           264          264
                                                        ----------   ----------
        Pro forma net income                            $    4,022   $    2,905
                                                        ==========   ==========
        Basic earnings per share - as reported          $     1.23   $     0.92
        Basic earnings per share - pro forma            $     1.16   $     0.85

        Diluted earnings per share - as reported        $     1.10   $     0.84
        Diluted earnings per share - pro forma          $     1.03   $     0.77

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        NEW FINANCIAL ACCOUNTING STANDARDS

        Accounting for Servicing of Financial Assets

        In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company's financial position or results of operations.

        Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

        The provisions of FIN 48 were effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

        The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fair Value Measurements

        In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact on the Company's financial position or result of operations.

        Accounting for Purchases of Life Insurance

        In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position." Questions arose in applying the guidance in FTB 85-4 to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized." An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of EITF 06-5 will have a material impact on the Company's financial position or results of operations.

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

        Consideration of the Effects of Prior Year Misstatements

        In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company's financial position or results of operations and no cumulative adjustment was required.

3.      INVESTMENT SECURITIES

        The amortized cost and estimated fair value of investment securities at December 31, 2006 and 2005 consisted of the following:

        Available-for-Sale

                                                                                      2006
                                                               ---------------------------------------------------
                                                                              Gross         Gross       Estimated
                                                               Amortized    Unrealized    Unrealized       Fair
                                                                  Cost         Gains        Losses         Value
                                                               ----------   ----------    ----------    ----------
                                                                                (In thousands)
        Debt securities:
          U.S. Treasury securities                             $   10,902                        (26)       10,876
          Obligations of states and
             political sub-divisions                                2,646          181           (67)        2,760
          Mortgage-backed securities                                7,047                       (155)        6,892
          Corporate bonds                                           2,518                        (12)        2,506
                                                               ----------   ----------    ----------    ----------
                                                               $   23,113   $      181    $     (260)   $   23,034
                                                               ==========   ==========    ==========    ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.      INVESTMENT SECURITIES (Continued)

        Net unrealized losses on available-for-sale investment securities totaling $79,000 were recorded, net of $32,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2006. There were no proceeds or gross realized gains from the sale or call of available-for-sale investment securities for the year ended December 31, 2006.

                                                                                      2005
                                                               ---------------------------------------------------
                                                                              Gross         Gross        Estimated
                                                                Amortized   Unrealized    Unrealized       Fair
                                                                  Cost         Gains        Losses         Value
                                                               ----------   ----------    ----------    ----------
                                                                                (In thousands)
        Debt securities:
          U.S. Treasury securities                             $   14,897                 $      (45)   $   14,852
          Obligations of states and
             political sub-divisions                                2,783   $       86            (4)        2,865
          Mortgage-backed securities                                7,568            1          (195)        7,374
          Corporate bonds                                           3,325            2            (2)        3,325
                                                               ----------   ----------    ----------    ----------
                                                               $   28,573   $       89    $     (246)   $   28,416
                                                               ==========   ==========    ==========    ==========

        Net unrealized losses on available-for-sale investment securities totaling $157,000 were recorded, net of $62,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2005. There were no proceeds or gross realized gains from the sale or call of available-for-sale investment securities for the year ended December 31, 2005. Net unrealized gains on available-for-sale investment securities totaling $75,000 were recorded, net of $30,000 in tax expense, as accumulated other comprehensive income within shareholders' equity at December 31, 2004. There were no proceeds or gross realized gains from the sale or call of available-for-sale investment securities for the year ended December 31, 2004.

        Held-to-Maturity

                                                                                      2006
                                                               ---------------------------------------------------
                                                                              Gross         Gross        Estimated
                                                                Amortized   Unrealized    Unrealized       Fair
                                                                  Cost         Gains        Losses         Value
                                                               ----------   ----------    ----------    ----------
                                                                                (In thousands)
        Debt securities:
           Mortgage-backed securities                          $       73   $             $       (1)   $       72
                                                               ==========   ==========    ==========    ==========

                                                                                      2005
                                                               ---------------------------------------------------
                                                                              Gross         Gross        Estimated
                                                                Amortized   Unrealized    Unrealized       Fair
                                                                  Cost         Gains        Losses         Value
                                                               ----------   ----------    ----------    ----------
                                                                                (In thousands)
        Debt securities:
            Mortgage-backed securities                         $      123   $        1    $       (1)   $      123
                                                               ==========   ==========    ==========    ==========

        There  were  no  sales  or  transfers  of  held-to-maturity   investment
        securities during the years ended December 31, 2006, 2005 and 2004.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.      INVESTMENT SECURITIES (Continued)

        Investment securities with unrealized losses at December 31, 2006 and 2005 are summarized and classified according to the duration of the loss period as follows:

                                                                        2006
                                  --------------------------------------------------------------------------------
                                    Less than 12 Months           12 Months or More                Total
                                  ------------------------    ------------------------    ------------------------
                                     Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                    Value         Losses        Value         Losses        Value         Losses
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                                    (In thousands)
        Debt securities:
          U.S. Treasury
             Securities           $    7,895    $      (11)   $    2,981    $      (15)   $   10,876    $      (26)
          Obligations of states
             and political sub-
             divisions                 1,357           (64)          203            (3)        1,560           (67)
          Mortgage-backed
             securities                   51            (1)        6,882          (155)        6,933          (156)
          Corporate obligations        1,506           (12)                                    1,506           (12)
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                  $   10,809    $      (88)   $   10,066    $     (173)   $   20,875    $     (261)
                                  ==========    ==========    ==========    ==========    ==========    ==========

                                                                        2005
                                  --------------------------------------------------------------------------------
                                    Less than 12 Months           12 Months or More                Total
                                  ------------------------    ------------------------    ------------------------
                                     Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                    Value         Losses        Value         Losses        Value         Losses
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                                    (In thousands)

        Debt securities:
           U.S. Treasury
              Securities          $   10,883    $      (18)   $    1,970    $      (27)   $   12,853    $      (45)
           Obligations of states
              and political sub-
              divisions                  361            (4)                                      361            (4)
           Mortgage-backed
              securities               6,489          (143)        1,224           (53)        7,713          (196)
           Corporate obligations         999            (2)                                      999            (2)
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                  $   18,732    $     (167)   $    3,194    $      (80)   $   21,926    $     (247)
                                  ==========    ==========    ==========    ==========    ==========    ==========

        U.S. TREASURY SECURITIES

        At December 31, 2006, the Company's held 7 U.S. Treasury Securities of which 5 were in a loss position for less than twelve months and 2 were in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on these securities were caused by interest rate increases and is not attributable to changes in credit quality. Additionally, the contractual cash flows of these investments are guaranteed by the U.S. Government. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold the investment until recovery of fair value, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2006.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.      INVESTMENT SECURITIES (Continued)

        OBLIGATIONS OF STATES AND POLITICAL SUBDIVISION

        At December 31, 2006, the Company held 7 obligations of states and political subdivisions of which 6 were in a loss position for less than twelve months and 1 was in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate increases and is not attributable to changes in credit quality. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

        MORTGAGE-BACKED SECURITIES

        At December 31, 2006, the Company held 11 mortgage-backed investment securities of which 3 were in a loss position for less than twelve months and 8 were in a loss position and had been in a loss position for twelve months or more. Management believes that the unrealized losses on the Company's investments in mortgage-backed investment securities were caused by interest rate increases and is not attributable to changes in credit quality. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

        CORPORATE OBLIGATIONS

        At December 31, 2006, the Company held 3 corporate debt securities of which 2 were in a loss position for less than twelve months. Management believes the unrealized losses on the Company's investments in corporate debt securities were caused by interest rate increases and is not attributable to changes in credit quality. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.      INVESTMENT SECURITIES (Continued)

        The amortized cost and estimated fair value of investment securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Available-for-Sale        Held-to-Maturity
                                           -----------------------   -----------------------
                                                         Estimated                 Estimated
                                           Amortized       Fair      Amortized       Fair
                                              Cost        Value         Cost        Value
                                           ----------   ----------   ----------   ----------
                                                            (In thousands)
        Within one year                    $   11,917       12,022
        After one year through five
          years                                 2,505        2,509
        After five years through ten
          years

        After ten years                         1,644        1,611
                                           ----------   ----------
                                               16,066       16,142

        Investment securities not due at
          a single maturity date:

          Mortgage-backed securities            7,047        6,892           73           72
                                           ----------   ----------   ----------   ----------
                                           $   23,113   $   23,034           73           72
                                           ==========   ==========   ==========   ==========

        Investment securities with amortized costs totaling $3,782,000 and $5,372,000 and estimated market values totaling $3,716,000 and
        $5,382,000 were pledged to secure treasury tax and loan accounts and public deposits at December 31, 2006 and 2005, respectively. Certain other investment securities are pledged to secure borrowings with the Federal Reserve Bank and the Federal Home Loan Bank (see Note 7).

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

        Outstanding loans are summarized below:

                                                     December 31,
                                               -----------------------
                                                  2006         2005
                                               ----------   ----------
                                                   (In thousands)
        Commercial                             $   57,942   $   43,063
        Agricultural                               16,873       17,582
        Real estate - commercial mortgage         127,545      126,166
        Real estate - construction                 75,654       43,352
        Installment                                11,742       13,536
                                               ----------   ----------
                                                  289,756      243,699
        Deferred loan origination costs, net           40          213
        Allowance for loan losses                  (2,478)      (2,356)
                                               ----------   ----------
                                               $  287,318   $  241,556
                                               ==========   ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Changes in the allowance for loan losses were as follows:

                                                  Year Ended December 31,
                                          --------------------------------------
                                             2006          2005          2004
                                          ----------    ----------    ----------
                                                      (In thousands)
        Balance, beginning of year        $    2,356    $    2,214    $    1,653
        Provision charged to operations          360            35           504
        Losses charged to allowance              (24)          (17)           (9)
        Recoveries                                 1           124            66
        Reclassification of reserve for
           unfunded commitments                 (215)
                                          ----------    ----------    ----------
               Balance, end of year       $    2,478    $    2,356    $    2,214
                                          ==========    ==========    ==========

        There were no loans considered impaired at December 31, 2006 and 2005. There was no average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004. The Company did not recognize any interest income on impaired loans during 2006, 2005 and 2004.

        There were no nonaccrual loans and no interest foregone on nonaccrual loans at December 31, 2006, 2005 and 2004.

        Salaries and employee benefits totaling $227,000, $263,000 and $208,000 have been deferred as loan origination costs for the years ended December 31, 2006, 2005 and 2004, respectively.

5.      PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following:

                                                  December 31,
                                            -----------------------
                                               2006         2005
                                            ----------   ----------
                                                (In thousands)
        Land                                $    3,047   $    3,047
        Buildings and improvements               6,969        5,066
        Furniture, fixtures and equipment        4,264        4,774
        Leasehold improvements                   1,802        1,186
        Construction in progress                    64           12
                                            ----------   ----------
                                                16,146       14,085
           Less accumulated depreciation
            and amortization                    (4,189)      (4,574)
                                            ----------   ----------
                                            $   11,957   $    9,511
                                            ==========   ==========

        Depreciation and amortization included in occupancy, furniture and equipment expense totaled $682,000, $632,000 and $529,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.      INTEREST-BEARING DEPOSITS

        Interest-bearing deposits consisted of the following:

                                                December 31,
                                           -----------------------
                                              2006         2005
                                           ----------   ----------
                                               (In thousands)
        Savings                            $    5,705   $    6,307
        Money market                           68,850       89,095
        NOW accounts                           18,873       15,827
        Time, $100,000 or more                114,768       61,180
        Other time                             59,603       32,008
                                           ----------   ----------
                                           $  267,799   $  204,417
                                           ==========   ==========

        Aggregate annual maturities of time deposits are as follows (in thousands):

                 Year Ending
                December 31,
        --------------------------------
                    2007                   $  142,080
                    2008                       27,221
                    2009                        2,478
                    2010                          337
                    2011                        2,255
                                           ----------
                                           $  174,371
                                           ==========

        Interest expense recognized on interest-bearing deposits consisted of the following:

                                       Year Ended December 31,
                                 ------------------------------------
                                    2006         2005         2004
                                 ----------   ----------   ----------
                                            (In thousands)
        Savings                  $       56   $       36   $       20
        Money market                  2,122        2,147          805
        NOW accounts                    315          237          139
        Time, $100,000 or more        3,906        1,248          899
        Other time                    1,703          942          701
                                 ----------   ----------   ----------
                                 $    8,102   $    4,610   $    2,564
                                 ==========   ==========   ==========

7.      OTHER BORROWINGS

        The Company has unsecured short-term borrowing arrangements totaling $16,000,000 with four of its correspondent banks. There were no borrowings outstanding under these arrangements at December 31, 2006 and 2005.

        Additionally, the Company has a borrowing arrangement with the Federal Reserve Bank secured by investment securities with amortized costs totaling $9,967,000 and $8,548,000 and estimated fair values totaling $9,924,000 and $8,510,000 at December 31, 2006 and 2005, respectively.
        At December 31, 2006 and 2005, the Company had no outstanding borrowings under this arrangement.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.      OTHER BORROWINGS (Continued)

        The Company has a borrowing arrangement with the Federal Home Loan Bank of San Francisco (FHLB) which allow the Company to borrow on either a short-term or long-term basis up to approximately $11,349,000 as of December 31, 2006 based on specific percentages of the collateral pledged. For the years ended December 31, 2006 and 2005, various residential mortgage loans totaling approximately $8,018,000 and $8,488,000 and investment securities totaling approximately $5,911,000 and $6,659,000, respectively, secured this borrowing arrangement. The following table represents the Company's total other borrowings for the periods indicated:

                                                             December 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
                                                             (In thousands)
        FHLB, interest at 5.26%, matures May 16, 2007   $    4,900   $    4,000
                                                        ==========   ==========

8.      SUBORDINATED DEBENTURES

        The following is a summary of the subordinated debentures payable to the Company's subsidiary grantor trusts at December 31, 2006 and 2005 (dollars in thousands):

                                                                                       December 31,
                                                                                  -----------------------
                                                                                     2006         2005
                                                                                  ----------   ----------
        Subordinated debentures due to Pacific State Statutory Trust I with interest payable semi-annually based on 6-month LIBOR plus 3.45% to a maximum of 11.95% prior to June 26, 2007 (8.82% at December 31,
            2006), and redeemable under certain conditions with a premium prior to June 26, 2007 and with no premium beginning June 26, 2007 and
            due June 26, 2031.                                                    $    5,155   $    5,155

        Subordinated debentures due to Pacific State Statutory Trust II with interest payable quarterly based on 3-month LIBOR plus 2.79% (8.15%
            at December 31, 2006), and redeemable with no premium beginning
            March 17, 2009 and due March 17, 2034.                                     3,609        3,609
                                                                                  ----------   ----------
                                                                                  $    8,764   $    8,764
                                                                                  ==========   ==========

        Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company's Tier 1 capital on a pro forma basis. At December 31, 2006, $7,265,000 of the trust preferred securities qualified as Tier 1 capital and $1,235,000 qualified as Tier 2 capital.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.      SUBORDINATED DEBENTURES (Continued)

        The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts. Interest expense recognized by the Company for the years ended December 31, 2006, 2005 and 2004 related to the subordinated debentures was $710,000, $527,000 and $366,000, respectively. The amount of deferred costs was $144,000 at December 31, 2006.

9.      INCOME TAXES

        The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

                                                Federal       State          Total
                                              ----------    ----------    ----------
                                                         (In thousands)
        2006

        Current                               $    2,671    $      944    $    3,615
        Deferred                                      54           (42)           12
                                              ----------    ----------    ----------
                 Provision for income taxes   $    2,725    $      902    $    3,627
                                              ==========    ==========    ==========

        2005

        Current                               $    2,040    $      687    $    2,727
        Deferred                                    (108)          (23)         (131)
                                              ----------    ----------    ----------
                 Provision for income taxes   $    1,932    $      664    $    2,596
                                              ==========    ==========    ==========

        2004

        Current                               $    1,534    $      570    $    2,104
        Deferred                                    (157)          (73)         (230)
                                              ----------    ----------    ----------
                 Provision for income taxes   $    1,377    $      497    $    1,874
                                              ==========    ==========    ==========

        Deferred tax assets (liabilities) consisted of the following:

                                                            December 31,
                                                      -----------------------
                                                         2006        2005
                                                      ----------   ----------
                                                          (In thousands)
        Deferred tax assets:
            Allowance for loan losses                 $      953   $      841
            Future benefit of state tax deduction            145          234
            Organization costs                                 3           19
            Deposit purchase premium                         103           46
            Mark-to-market adjustment                                      10
            Deferred compensation                            385          237
            Litigation reserve                                             82
            Off Balance Sheet Reserve                         96
            Unrealized losses on available-for-sale
               investment securities                          32           62
                                                      ----------   ----------
                  Total deferred tax assets                1,717        1,531
                                                      ----------   ----------

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.      INCOME TAXES (Continued)

                                                        December 31,
                                                   ------------------------
                                                      2006          2005
                                                   ----------    ----------
                                                        (In thousands)
        Deferred tax liabilities:
            Bank premises and equipment            $      (84)   $      (86)
            Goodwill                                      (98)          (33)
            FHLB Dividends                                (48)
            Prepaid expense                              (161)          (44)
                                                   ----------    ----------
                  Total deferred tax liabilities         (391)         (163)
                                                   ----------    ----------
                  Net deferred tax assets          $    1,326    $    1,368
                                                   ==========    ==========

        The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

        The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes. The significant items comprising these differences for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

                                                            2006          2005           2004
                                                         ----------    ----------     ----------
        Federal income tax, at statutory rate                  34.0%         34.0%          34.0%
        State franchise tax, net of Federal tax effect          6.5%          6.3%           7.2%
        Tax exempt investment security income, net             (0.7)%        (0.8)%         (1.1)%
        Company owned life insurance, net                      (0.8)%        (0.9)%         (1.5)%
        Other                                                   0.6%         (0.8)%         (1.4)%
                                                         ----------    ----------     ----------
                 Effective tax rate                            39.6%         37.8%          37.2%
                                                         ==========    ==========     ==========

10.     COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases branch offices and certain equipment under non-cancelable operating leases. The leases expire on various dates through 2021 and have various renewal options ranging from five to ten years.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.     COMMITMENTS AND CONTINGENCIES (Continued)

        Leases (Continued)

        Future minimum lease payments are as follows (in thousands):

               Year Ending
              December 31,
        -----------------------------
                  2007                  $    457
                  2008                       465
                  2009                       275
                  2010                       200
                  2011                       206
               Thereafter                  1,005
                                        --------
                                        $  2,608
                                        ========

        Rental expense included in occupancy, furniture and equipment expense totaled $319,000, $276,000 and $236,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

        Federal Reserve Requirements

        Banks are required to maintain a combination of reserves with the Federal Reserve Bank and vault cash equal to a percentage of their reservable deposits. The reserve balances held with the Federal Reserve Bank or in the form of vault cash totaled $4,552,000 and $2,619,000 as of December 31, 2006 and 2005, respectively.

        Correspondent Banking Agreements

        The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $3,822,000 at December 31, 2006.

        Financial Instruments With Off-Balance-Sheet Risk

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

        The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the balance sheet.

        The following financial instruments represent off-balance-sheet credit risk:

                                             December 31,
                                       -----------------------
                                          2006         2005
                                       ----------   ----------
                                           (In thousands)
        Commitments to extend credit   $  110,937   $  112,066
        Standby letters of credit      $    2,971   $    2,318

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.     COMMITMENTS AND CONTINGENCIES (Continued)

        Financial Instruments With Off-Balance-Sheet Risk (Continued)

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, equipment, income-producing commercial properties and residential real estate.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or financial obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2006 and 2005. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

        At  December   31,   2006,   commercial   loan   commitments   represent
        approximately 43% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent approximately 46% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 75% to 80%. Consumer loan commitments represent the remaining 11% of total commitments and are generally unsecured. In addition, the majority of the Company's commitments have variable interest rates.

        Concentrations of Credit Risk

        The Company's customers are primarily located in San Joaquin, Stanislaus, Calaveras and Tuolumne Counties. At December 31, 2006, approximately 20% of the Company's loans are for general commercial uses, including professional, retail and small business, and 6% are for agricultural uses. Additionally, 26% of the Company's loans are for the construction of residential and commercial real estate and 44% are loans which are collateralized by mortgages on residential and commercial real estate. Generally, real estate loans are secured by real property while commercial and other loans are secured by funds on deposit and business or personal assets. The remaining 4% of the Company's loans are consumer installment loans. Repayment is generally expected from the proceeds of property sales and permanent financing for real estate construction loans and borrower cash flows for other loans.

        Contingencies

        The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.     SHAREHOLDERS' EQUITY

        Dividends

        The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures related to the trust preferred securities issued by the Trusts.

        Upon  declaration  by  the  Board  of  Directors  of  the  Company,  all
        shareholders of record will be entitled to receive dividends. A significant source of cash for the Company is dividends from the Bank. The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. As a member of the Federal Reserve System, the Bank is also subject to similar restrictions imposed by Federal law. At December 31, 2006, Bank retained earnings of $12,147,000 were free of such restrictions and available for dividend payments to Bancorp.

        Earnings Per Share

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                         Year Ended December 31,
                                                ---------------------------------------
                                                    2006          2005         2004
                                                -----------   -----------   -----------
                                                    (In thousands, except share and
                                                            per share amounts)
        Basic Earnings Per Share

        Numerator:
          Net income                            $     5,543   $     4,286   $     3,169

        Denominator:
          Weighted average shares outstanding     3,537,314     3,473,511     3,432,023
                                                -----------   -----------   -----------
        Basic earnings per share                $      1.57   $      1.23   $      0.92
                                                ===========   ===========   ===========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.     SHAREHOLDERS' EQUITY (Continued)

        Earnings Per Share (Continued)

                                                         Year Ended December 31,
                                                ---------------------------------------
                                                   2006          2005          2004
                                                -----------   -----------   -----------
                                                    (In thousands, except share and
                                                            per share amounts)
        Diluted Earnings Per Share

        Numerator:
          Net income                            $     5,543   $     4,286   $     3,169

        Denominator:
          Weighted average shares outstanding     3,537,314     3,473,511     3,432,023
          Effect of dilutive stock options          386,183       433,493       341,150
                                                -----------   -----------   -----------
        Weighted average shares of common
          stock and common stock equivalents      3,923,497     3,907,004     3,773,173
                                                -----------   -----------   -----------
        Diluted earnings per share              $      1.41   $      1.10   $      0.84
                                                ===========   ===========   ===========

        All of the stock options outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 as none of the stock options were antidilutive.

        Stock Option Plan

        The Company currently has one shareholder approved stock option plan, the Pacific State Bancorp 1997 Stock Option Plan. At December 31, 2006, the plans have 668,499 shares remaining as reserved for issuance for options already granted. Under the 1997 Plan 65,204 shares of common stock remain reserved for future issuance to employees and directors through incentive and nonstatutory agreements The plan requires that the price may not be less than the fair market value of the Company's common stock at the date of grant and that the stock must be paid in full at the time the option is exercised. The Plans do not provided for the settlement of awards in cash and new shares are issued upon the exercise of the options. There were no options granted in 2006, 2005 or 2004. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally over five years.

        Stock Option Compensation Expense

        The compensation cost that has been charged against income for stock options was $229,000 for the year ended December 31, 2006. The total income tax benefit recognized in shareholders equity for stock options exercised was $736,000 for the year ended December 31, 2006.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.     SHAREHOLDERS' EQUITY (Continued)

        Stock Options (Continued)

        At December 31, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company's stock option plans but not yet recognized was $356,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.5 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the year ended December 31, 2006 was $229,000.

        A summary of the activity within the plans adjusted to give effect to the stock split in 2004 follows:

                                                   2006                      2005                       2004
                                         -----------------------   ------------------------   ------------------------
                                                       Weighted                   Weighted                   Weighted
                                                       Average                    Average                    Average
                                                       Exercise                   Exercise                   Exercise
                                           Shares       Price        Shares        Price        Shares        Price
                                         ----------   ----------   ----------    ----------   ----------    ----------
        Incentive Agreements

        Options outstanding,
          beginning of year                 461,050   $     6.52      528,810    $     6.23      587,696    $     5.90

          Options granted
          Options exercised                 (76,337)  $     5.74      (44,760)   $     3.93      (58,886)   $     2.96
          Options canceled                   (6,900)  $     7.28      (23,000)   $     5.19            -
                                         ----------                ----------                 ----------
        Options outstanding,
          end of year                       377,813   $     6.69      461,050    $     6.52      528,810    $     6.23
                                         ==========                ==========                 ==========
        Options exercisable,
          end of year                       248,040   $     6.32      223,330    $     5.84      174,648    $     4.78
                                         ==========                ==========                 ==========
        Nonstatutory Agreements

        Options outstanding,
          beginning of year                 379,800   $     7.50      400,000    $     7.50      411,500    $     7.31

          Options granted
          Options exercised                 (59,114)  $     7.50      (20,200)         7.50      (11,500)   $     1.00
          Options cancelled                 (30,000)  $     7.50
                                         ----------                ----------    ----------   ----------
        Options outstanding,
          end of year                       290,686   $     7.50      379,800    $     7.50      400,000    $     7.50
                                         ==========                ==========                 ==========
        Options exercisable,
          end of year                       174,412         7.50      151,920    $     7.50       80,000    $     7.50
                                         ==========                ==========                 ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.     SHAREHOLDERS' EQUITY (Continued)

        Stock Options (Continued)

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at December 31, 2006. The intrinsic value of options outstanding and exercisable as of December 31, 2006 relating to the above stock option plans was $6,308,000. The intrinsic value of options vested or expected to vest as of December 31, 2006 relating to the above stock option plans was $9,519,000. The weighted average remaining contractual term for options outstanding and exercisable was 6.8 years. During the years ended December 31, 2006, 205 and 2004, the aggregate intrinsic value of options exercised was $1,011,000, $1,166,000 and $821,000, respectively.

        The cash received from options exercised for the years ended December 31, 2006, 2005 and 2004 was $880,000 $330,000 and $183,000,
        respectively. The actual tax benefit realized for the tax deductions from options exercised was $736,000, $79,000 and $39,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

        Regulatory Capital

        The  Company  and the Bank are  subject  to certain  regulatory  capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets as set forth on the following table. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2006 and 2005.

        In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be considered well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since December 31, 2006 that management believes have changed the Bank's category.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.     SHAREHOLDERS' EQUITY (Continued)

        Regulatory Capital (Continued)

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                               For Capital             Prompt Corrective
                                                       Actual               Adequacy Purposes          Action Provisions
                                              -----------------------    -----------------------    -----------------------
                                                                          Minimum      Minimum        Minimum     Minimum
                                                Amount       Ratio         Amount       Ratio         Amount       Ratio
                                              ----------   ----------    ----------   ----------    ----------   ----------
                                                                         (Dollars in thousands)
        December 31, 2006

        Company:
          Total capital (to risk-
             weighted assets)                 $   39,427        11.83%   $   26,654          8.0%          N/A          N/A
          Tier 1 capital (to risk-
             weighted assets)                 $   35,499        10.65%   $   13,327          4.0%          N/A          N/A
          Tier 1 capital (to average
             assets)                          $   35,499        10.17%   $   13,961          4.0%          N/A          N/A

        Bank:
          Total capital (to risk-
             weighted assets)                 $   37,141         11.2%   $   27,922          8.0%   $   33,317         10.0%
          Tier 1 capital (to risk-
             weighted assets)                 $   34,141         10.3%   $   13,327          4.0%   $   19,990          6.0%
          Tier 1 capital (to average
             assets)                          $   34,141          9.7%   $   13,961          4.0%   $   17,451          5.0%

        December 31, 2005

        Company:
          Total capital (to risk-
             weighted assets)                 $   31,650         11.9%   $   21,268          8.0%          N/A          N/A
          Tier 1 capital (to risk-
             weighted assets)                 $   27,654         10.4%   $   10,634          4.0%          N/A          N/A
          Tier 1 capital (to average
             assets)                          $   27,654          9.2%   $   12,067          4.0%          N/A          N/A

        Bank:
          Total capital (to risk-
             weighted assets)                 $   29,933         11.5%   $   20,865          8.0%   $   26,082         10.0%
          Tier 1 capital (to risk-
             weighted assets)                 $   27,577         10.6%   $   10,433          4.0%   $   15,649          6.0%
          Tier 1 capital (to average
             assets)                          $   27,577          9.1%   $   12,067          4.0%   $   15,083          5.0%

12.     OTHER EXPENSES

        Other expenses consisted of the following:

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2006         2005         2004
                                           ----------   ----------   ----------
                                                       (In thousands)
        Professional fees                  $      349   $      397   $      316
        Appraisal fees                            337          255          253
        Directors fees                            274          259          190
        Postage, stationery and supplies          184          196          159
        Telephone                                 210          190          152
        Data processing                           286          243          102
        Advertising and promotion                 365          127           74
        Other operating expenses                1,224        1,245        1,151
                                           ----------   ----------   ----------
                                           $    3,229   $    2,912   $    2,397
                                           ==========   ==========   ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.     LOANS TO RELATED PARTIES

        During the normal course of business, the Company enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (in thousands):

        Balance, January 1, 2006                            $  1,889,000

            Disbursements                                      6,170,000
            Addition of outstanding loans to new director      1,698,000
            Amounts repaid                                    (2,830,000)
                                                            ------------
        Balance, December 31, 2006                          $  6,927,000
                                                            ============
        Undisbursed commitments to related
            parties, December 31, 2006                      $  1,071,000
                                                            ============

14.     EMPLOYEE BENEFIT PLANS

        The 401(k) Savings Plan established by the Bank in 1990 was converted into a Company plan in 2002. Under the provisions of the plan, the Company matches one-half of the employees' contributions up to a maximum of three percent of an employee's annual salary. All employees who are at least 21 years of age and have completed one year of service are eligible under the plan. The Company's contributions vest at a rate of 20% after one year of service and an additional 20% for each year thereafter. Contributions to the plan totaled $21,000, $30,000 and $45,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14.     EMPLOYEE BENEFIT PLANS (Continued)

        Salary Continuation and Retirement Plans

        The Board of Directors approved salary continuation and retirement plans for six key executives in 2003. Under these plans, the executives will receive monthly payments for twenty years after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of the executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants' expected retirement dates based on a 7% discount rate. The expense recognized under these plans for the years ended December 31, 2006 and 2005 totaled $209,000 and $242,000, respectively. Accrued compensation payable under the plans totaled $785,000 and $576,000 at December 31, 2006 and 2005, respectively.

        In connection with these plans, the Company purchased single premium life insurance policies with cash surrender values totaling $6,079,000 at December 31, 2006. Income earned on these policies, net of expenses, totaled $208,000, $165,000 and $188,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Income earned on these policies is not subject to federal or state income tax under certain circumstances.

15.     COMPREHENSIVE INCOME

        Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. The Company's only source of other comprehensive income (loss) is unrealized gains and losses on the Company's available-for-sale investment securities. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders' equity.

        At December 31, 2006, 2005 and 2004, the Company held securities classified as available-for-sale which had changes in net unrealized gains or losses as follows:

                                                            2006          2005          2004
                                                         ----------    ----------    ----------
                                                                     (In thousands)
        Other comprehensive (loss) income:
          Unrealized holding gains (losses)              $       78    $     (233)   $      (26)
          Tax (expense) benefit on unrealized
             holding gains                                      (30)           93             6
                                                         ----------    ----------    ----------
               Total other comprehensive (loss) income   $       48    $     (140)   $      (20)
                                                         ==========    ==========    ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

        The following methods and assumptions were used by management to estimate the fair value of the Company's financial instruments at December 31, 2006 and 2005:

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

        Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for the remaining loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness adjusted for the allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

        Company owned life insurance: The fair values of life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

        Other investments: Other investments include Federal Reserve Bank Stock, Federal Home Loan Bank Stock and Farmer Mac Home Administrative Stock. The carrying value of other investments approximate fair value. These investments are carried at cost and are redeemable at par with certain restrictions.

        Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

        Other borrowings: The carrying amount of short-term borrowings and interest payable approximates their fair value. The fair value of long-term debt is estimated using a discounted cash flow analysis using interest rates currently available to the Company for similar debt instruments.

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Subordinated debentures: The fair value of subordinated debentures was determined based on the current market value for like-kind instruments of similar rates and terms.

        Commitments to fund loans/standby letters of credit: Off-balance-sheet commitments to extend credit are primarily for adjustable rate loans and letters of credit. The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and, therefore, not included in the following table.

                                           December 31, 2006         December 31, 2005
                                        -----------------------   -----------------------
                                         Carrying      Fair        Carrying      Fair
                                          Amount       Value        Amount       Value
                                        ----------   ----------   ----------   ----------
                                                          (In thousands)
        Financial assets:
          Cash and due from banks       $   18,985   $   18,985   $   14,453   $   14,453
          Federal funds sold                31,630       31,630        4,667        4,667
          Investment securities             23,107       23,106       28,539       28,539
          Loans, net                       287,318      287,012      241,556      239,629
          Company owned life
             insurance                       6,079        6,079        4,411        4,411
          Accrued interest receivable        6,201        6,201        1,890        1,890
          Other investments                  1,409        1,409        1,229        1,229

        Financial liabilities:
          Deposits                      $  340,996   $  340,756   $  273,074   $  272,362
          Other borrowings                   4,900        4,900        4,000        4,000
          Subordinated debentures            8,764        8,604        8,764        8,630
          Accrued interest payable           3,033        3,033          810          810

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                           December 31, 2006 and 2005
                                 (In thousands)

                                                                  2006          2005
                                                               ----------    ----------
                                ASSETS
        Cash and cash equivalents                              $      614    $        2
        Investment in bank subsidiary                              35,274        28,420
        Investment in Pacific State Statutory Trust I and II          264           264
        Investment in other securities                                              204
        Other assets                                                1,671         1,267
                                                               ----------    ----------
               Total assets                                    $   37,823    $   30,157
                                                               ==========    ==========
                            LIABILITIES AND
                         SHAREHOLDERS' EQUITY

        Liabilities:
          Subordinated debentures                              $    8,764    $    8,764
          Other liabilities                                             -            20
                                                               ----------    ----------
               Total liabilities                                    8,764         8,784
                                                               ----------    ----------
        Shareholders' equity:
          Common stock                                              9,651         7,556
          Retained earnings                                        19,455        13,912
          Accumulated other comprehensive (loss) income,
             net of taxes                                             (47)          (95)
                                                               ----------    ----------
               Total shareholders' equity                          29,059        21,373
                                                               ----------    ----------
               Total liabilities and shareholders' equity      $   37,823    $   30,157
                                                               ==========    ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME

              For the Years Ended December 31, 2006, 2005 and 2004
                                 (In thousands)

                                                          2006          2005          2004
                                                       ----------    ----------    ----------
        Income:
          Dividends declared by bank subsidiary        $      250    $      550    $      395
          Interest                                             12            12             5
                                                       ----------    ----------    ----------
               Total income                                   262           562           400
                                                       ----------    ----------    ----------
        Expenses:
          Interest on subordinated debentures                 710           527           366
          Salaries and employee benefits                       92            70            70
          Professional                                         78            76            60
          Other expenses                                       67            99            92
                                                       ----------    ----------    ----------
               Total expenses                                 947           772           588
                                                       ----------    ----------    ----------
               Loss before equity in undistributed
                 income of subsidiary                        (685)         (210)         (188)

        Equity in undistributed income of subsidiary        5,843         4,190         3,135
                                                       ----------    ----------    ----------
               Income before income tax benefit             5,158         3,980         2,947

        Income tax benefit                                   (385)         (306)         (222)
                                                       ----------    ----------    ----------
               Net income                              $    5,543    $    4,286    $    3,169
                                                       ==========    ==========    ==========

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)


                        CONDENSED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2006, 2005 and 2004
                                 (In thousands)

                                                              2006          2005          2004
                                                           ----------    ----------    ----------
        Cash flows from operating activities:
          Net income                                       $    5,543    $    4,286    $    3,169
          Adjustments to reconcile net income to net
             cash used in operating activities:
               Undistributed net income of subsidiary          (5,843)       (4,190)       (3,135)
               Increase in other assets                        (1,138)         (498)         (263)
               (Decrease) increase in other liabilities           (20)                         (1)
                                                           ----------    ----------    ----------
                 Net cash used in operating activities         (1,458)         (402)         (230)
                                                           ----------    ----------    ----------
        Cash flows from investing activities:
          Proceeds from matured and called available-
             for-sale investment securities                       204
          Investment in bank subsidiary                                                    (3,500)
          Investment in Pacific State Statutory
             Trust II                                                                        (109)
                                                           ----------    ----------    ----------
                 Net cash provided by (used in)
                    investing activities                          204                      (3,609)
                                                           ----------    ----------    ----------
        Cash flows from financing activities:
          Proceeds from issuance of junior
             subordinated debentures                                                        3,609
          Stock options exercised and related
             tax benefit                                        1,616           409           222
          Proceeds from the issuance of Common Stock              250
          Repurchase of common stock                                            (12)
                                                           ----------    ----------    ----------
                 Net cash provided by financing
                   activities                                   1,866           397         3,831
                                                           ----------    ----------    ----------
        Increase (decrease) in cash and cash equivalents
                                                                  612            (5)           (8)
        Cash and cash equivalents at beginning
          of year                                                   2             7            15
                                                           ----------    ----------    ----------
        Cash and cash equivalents at end of year           $      614    $        2    $        7
                                                           ==========    ==========    ==========
        Non-cash investing activities:
          Net change in unrealized loss on
             available-for-sale investment securities      $       78    $     (232)   $      (26)

                            FORWARD LOOKING STATMENTS

        Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or variants or similar expressions are used. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management's beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation.

                         GENERAL DESCRIPTION OF BUSINESS

        Pacific State Bancorp (the "Company") is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts I and II. Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts I and II are unconsolidated, wholly owned statutory business trusts formed in June 2002 and March 2004, respectively for the exclusive purpose of issuing and selling trust preferred securities.

        The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2007 had 84 employees, including 36 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto and Tracy and a limited service branch in Hayward, California.

        Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of "PSBC".

        Business Plan

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

        Trust Subsidiaries

        The Company during 2002 and 2004 established two subsidiary grantor trusts. Pacific State Statutory Trusts I and II (the "Trusts"), for the sole purpose of issuing capital securities ("Capital Securities") pursuant to declarations of trust (the "Declarations"). The proceeds from the sale of the Capital Securities were loaned to the Company as subordinated debentures

(the "Debentures") issued to the Trusts pursuant to indentures (the "Indentures"). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicle are guaranteed by the Company. See Note 8 to the Company's consolidated financial statements included with this report.

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

        Product Lines and Services

        The Bank currently offers the following general banking services at all of its branches: commercial, construction, agricultural and real estate loans and personal credit lines, interest on checking, U.S. Savings bond services, domestic and foreign drafts, banking by appointment, automatic transfer of funds between savings and checking accounts, business courier services, checking and savings accounts for personal and business purposes, domestic letters of credit, a depository for MasterCard and Visa drafts, federal depository services, cash management assistance, wire and telephone transfers, Individual Retirement Accounts, time certificates of deposit, courier service for non-cash deposits, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, unsecured overdraft protection credit lines attached to checking accounts, ATM cards and MasterMoney debit cards via the Star, Cirrus, Plus, MasterCard and Visa networks.

        The Bank is not authorized to offer trust services. The Federal Reserve Bank of San Francisco is the Company's primary correspondent relationship. The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, California, First Tennessee Bank in Memphis, Tennessee, Bank of the West in Walnut Creek, California, U. S. Bank, Minneapolis, Minnesota, Wells Fargo Bank, San Francisco, California and Pacific Coast Bankers Bank, San Francisco, California.

        The Bank recognizes that, in order to be competitive, it must attract a certain number of consumer accounts. Individual Retirement Accounts, Visa and MasterCard, revolving lines of credit to consumers secured by deeds of trust on private residences, and unsecured overdraft protection credit lines attached to checking accounts currently offered by the Bank are designed to appeal particularly to consumers. Moreover, participation in large-scale ATM networks assists the Company in competing for consumer accounts.

        The Bank is an approved Small Business Administration and 504 lender, FSA, USDA Business and Industry, USDA Part-time Farmer Program and FHA and VA lender. The Bank is a national leader in the underwriting of U.S. Department of Agriculture business and industry loans, as well as a Preferred Lender for this program.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES

General

        Pacific State Bancorp's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share Based Payment"; see information under the header "Share Based Payments" in Note 2 to the consolidated financial statements included with this report. Other estimates that we use are related to the expected useful lives of our depreciable assets and the determination whether any impairment exists related to our investments and intangible and other long-lived assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

        A critical accounting estimate is one that requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. If different estimates that the company reasonably could have used for the accounting estimate in the current period were made, or if changes in the accounting estimate that are reasonably likely to occur from period to period occurred, they could have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

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

Stock Based Compensation

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123 (R)"). Under SFAS 123(R), compensation cost recognized for all awards that vest subsequent to the date of adoption based are on the grant-date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 123(R). The grant-date fair value is estimated using the Black-Scholes option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate. In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

        Net income for the year ended December 31, 2006, was $5,543,000 representing an increase of $1,257,000 or 29.33% over net income of $4,286,000 for the year ended December 31, 2005. The primary contributing factor to the increase in net income was an increase in net interest income of $3,771,000 as a result of an increase in both the volume of average earning assets and the rates earned on those assets, offset by the increase in average interest bearing liabilities and the rates paid on those liabilities. Overall the net interest margin increased 35 basis points in 2006 from 2005. This was offset by an increase in non-interest expense of $1,260,000 and mitigated by a slight increase in non-interest income of $102,000. The increase in non-interest expenses was primarily due to an increase in salaries and employee benefits of $737,000 and in other expenses of $317,000.

        Return on average assets (ROA) improved to 1.67% while the return on average equity (ROE) decreased slightly to 22.91% in 2006 compared with 1.53% and 22.98%, respectively, in 2005. Diluted earnings per share for 2006 and 2005 were $1.41 and $1.10, respectively, an increase of 28.18%. The increase in earnings per share was primarily due to the increase in net income of 29.33%.

        The Company's average total assets increased to $331.2 million in 2006 or 18.16% over $280.3 million in 2005. In 2006 average earning assets increased to $300.4 million or 18.16% over $250.1 million in 2005. Average interest bearing liabilities increased to $241.0 million or 19.53% over $204.6 million in 2005.

        The Company's total assets increased to $386.8 million as of December 31, 2006 or 24.92% over $309.6 million at December 31, 2005. Total loans increased in 2006 to $289.8 million from $243.7 million in 2005, an increase of $46.1 million or 18.90%. Total Deposits grew to $341.0 million, or 24.86%, compared to $273.1 million in 2005. The increases in the balance sheet and, particularly in loans and deposits, were attributable to the continued growth of the bank.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

        Net income for the year ended December 31, 2005, was $4,286,000 representing an increase of $1,117,000 or 35.24% over net income of $3,169,000 for the year ended December 31, 2004. The primary contributing factor to the increase in net income was an increase in net interest income of $3,085,000 as a result of an increase in the volume of average earning assets, offset by the increase in average interest bearing liabilities, and an increase in the net interest margin. This was offset by an increase in non-interest expense of $1,671,000 and a slight decrease in non-interest income of $44,000. The increase in non-interest expenses was primarily due to an increase in salaries and employee benefits of $928,000 and in other expenses of $515,000.

        Return on average assets (ROA) improved to 1.53% and return on average common equity (ROE) improved to 22.98% in 2005 compared with 1.37% and 21.64%, respectively, in 2004. Diluted earnings per share for 2005 and 2004 were $1.10 and $0.84, respectively, an increase of 30.95%. The increase in earnings per share was primarily due to the increase in net income of 35.24%.

        The Company's average total assets increased to $280.3 million in 2005 or 21.45% over $230.8 million in 2004. In 2005 average earning assets increased to $250.1 million or 22.90% over $203.5 million in 2004. Average interest bearing liabilities increased to $201.6 million or 20.79% over $166.9 million in 2004.

        The Company's total assets increased to $309.6 million as of December 31, 2005 or 21.70% over $254.4 million at December 31, 2004. Total loans increased to $243.9 million from $201.7 million in 2004, an increase of $42.2 million or 20.92%. Total Deposits grew to $273.0 million, or 21.98%, compared to $223.8 million in 2004. The increases on the balance sheet were attributable to the growth of the bank.

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

        Net interest income increased $3.8 million or 28.15% to $17.3 million in 2006 from $13.5 million in 2005 and $3.1 million or 29.81% in 2005 from $10.4 million in 2004. The average balance of total earning assets for 2006 increased $50.3 million or 20.13% to $300.4 million from $250.1 million. Average loan balances outstanding during 2006 increased $53.5 million or 24.77%, while average balances of investments, federal funds sold and interest bearing deposits in banks decreased by $3.1 million or 9.20%. The average yields on loans in 2006 increased by 110 basis points. The average yield on investments, federal funds sold and interest bearing deposits increased 158 basis points in 2006 compared to 2005. The increase in yields is directly attributable to increases in the prime rate during 2006. During 2006, the prime rate increased four times from 7.25% to 8.25%. As a result of both the change in mix of earning assets and the increase in rates, the overall yield on average earning assets during 2006 increased 131 basis points to 8.82% from 7.51% for 2005.

        Total interest expense increased $4.0 million or 76.92% to $9.2 million in 2006, from $5.2 million for 2005 which increased $2.2 million or 71.55% over $3.1 million for 2004. In 2006 the average balance of interest-bearing liabilities increased $39.4 million or 19.53% to $241.0 million from $201.6 million for the year ended December 31, 2005. Additionally, the average rate paid on interest-bearing liabilities increased 121 basis points to 3.81% from 2.60% in 2006. In 2005 compared to 2004 interest expense increased primarily due to (1) the increase in average balances of interest-bearing liabilities of $34.7 million or 20.81% to $201.6 million from $166.9 million for the year ended December 31, 2004 and (2) the increase in rates paid of 77 basis points.

        Average  interest-bearing  demand  deposits  decreased  $12.6 million or
12.05% to $92.3 million in 2006 from $104.9 million in 2005. The average rate paid on these deposits during 2006 increased 37 basis points. Average certificates of deposit increased $48.4 million or 62.43% to $126.0 million in 2006 from $77.6 million in 2005. The average rate paid on certificates of deposit during 2006 increased 163 basis points. As a result of the increases in interest rates described above and overall changes in the mix of interest-bearing deposits, the average rate paid on all interest bearing deposits and borrowings increased 121 basis points for 2006 to 3.81% from 2.60% for 2005.

        The Company's net interest margin (net interest income divided by average earning assets was 5.76% in 2006, up from 5.41% in 2005 and 5.14% in 2004. The increases in both the volume of and yields on earning assets, coupled with the change in mix of and rates paid on interest-bearing liabilities resulted in an increase of $3.8 million or 28.15% in net interest income for the year ended December 31, 2006 compared to 2005. For the year ended December 31, 2005 compared to 2004, the combined effect of the increase in volume of and yield on earning assets, coupled with the change in mix and rates paid resulted in an increase of $3.1 million 29.81% in net interest income over 2004.

The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis. Average balances are based on daily averages.

AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
(Dollars in thousands)

                                                             YEARS ENDED DECEMBER 31,
                    ----------------------------------------------------------------------------------------------------------
                                   2006                                2005                                2004
                    ----------------------------------  ----------------------------------  ----------------------------------
                                 Interest                            Interest                            Interest
                      Average    Income /    Average      Average    Income /    Average      Average    Income /    Average
                      Balance    Expense    Yield/Rate    Balance    Expense    Yield/Rate    Balance    Expense    Yield/Rate
                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
ASSETS
 Loans[1]           $  269,395  $   24,901        9.24% $  215,907  $   17,565        8.14% $  180,559  $   12,846        7.11%
Investment
 Securities             25,418       1,321        5.20%     19,694         707        3.59%     15,068         535        3.55%
Federal Funds Sold       5,602         273        4.87%     11,169         354        3.17%      6,775          93        1.37%
Interest-bearing
 Deposits in Banks           -           -        0.00%      3,299         156        4.73%      1,066          35        3.28%
                    ----------  ----------              ----------  ----------              ----------  ----------
Total Average
Earning Assets      $  300,415  $   26,495        8.82% $  250,069  $   18,782        7.51% $  203,766  $   13,509        6.64%
                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Cash & Due From
 Banks              $   13,655                          $   14,474                          $   11,579
Bank Premises and
 Equipment              10,609                               9,581                               9,599
Other Assets             9,058                               8,511                               8,066
Less: Allowance
 for loan  loss         (2,536)                             (2,346)                             (1,961)
                    ----------                          ----------                          ----------
Total Average
Assets              $  331,201                          $  280,289                          $  230,751
                    ==========                          ==========                          ==========
LIABILITIES AND
 SHAREHOLDERS
 EQUITY
Interest Bearing
Liabilities:
Interest-bearing
 Demand             $   92,280  $    2,438        2.64% $  104,922  $    2,384        2.27% $   61,801  $      944        1.53%
Savings                  6,359          56        0.88%      6,307          36        0.57%      6,606          20        0.30%
Time  Deposits         125,994       5,608        4.45%     77,567       2,190        2.82%     85,548       1,600        1.87%
Other Borrowings        16,379       1,086        6.63%     12,845         636        4.95%     12,958         494        3.81%
                    ----------  ----------              ----------  ----------              ----------  ----------
Total Average
 Interest Bearing
 Liabilities        $  241,012  $    9,188        3.81% $  201,641  $    5,246        2.60% $  166,913  $    3,058        1.83%
                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Non-interest
 Bearing Demand         64,593                              59,009                              47,969
Other Liabilities        1,405                                 986                               1,233
Shareholder Equity      24,191                              18,653                              14,636
                    ----------                          ----------                          ----------
Total Average
 Liabilities and
 Shareholders
 Equity             $  331,201                          $  280,289                          $  230,751
                    ==========                          ==========                          ==========
Net Interest
 Income and Net
 Interest Margin                $   17,307        5.76%             $   13,536        5.41%             $   10,451        5.14%
                                ==========                          ==========                          ==========

    1. Interest income and yields on loans include fee income of $1,868,000, $1,680,000 and $1,112,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not have any nonaccrual loans for the years ended December 31, 2006, 2005 and 2004.

        The Company's average total assets increased to $331.2 million in 2006 from $280.3 million in 2005 and $230.8 million in 2004, representing an 18.16% increase in 2006 over 2005 and a 21.45% increase in 2005 over 2004. Average loans increased to $269.4 million in 2006 from $215.9 million in 2005 and $180.6 million in 2004 representing a 24.77% and 19.58% increase respectively. The Company's average total interest bearing liabilities increased to $241.0 million in 2006 from $201.6 million in 2005 and $166.9 million in 2004, representing a 19.53% and 20.80% increase respectively. The Company's average non-interest bearing demand deposits increased to $64.6 million in 2006 from $59.0 million in 2005 and $48.0 million in 2004, representing a 9.46% and 23.0% increase respectively. The growth came from the expansion of the Bank's current market share.

        The following table sets forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume, rates and the combination of volume and rates (mix) for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

         Analysis of Changes in Net Interest Income and Expense

                                                                    YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------
                                                  2006 OVER 2005                                 2005 OVER 2004
                                  ---------------------------------------------   --------------------------------------------
                                   Average     Average                             Average     Average
                                   Volume       Rate                               Volume       Rate
    (Dollars in thousands)          (1)          (2)       Mix (3)      Total        (1)         (2)      Mix (3)     Total
-------------------------------   ---------   ---------   ---------   ---------   ---------   ---------  ---------   ---------
Increase (Decrease)
In Interest Income:
Loans                             $   4,351   $   2,392   $     593   $   7,336   $   2,515   $   1,843  $     361   $   4,719
Investment securities                   205         317          92         614         164           6          2         172
Federal Funds sold                     (176)        190         (95)        (81)         60         122         79         261
Interest-bearing Deposits
 in Banks                              (156)       (156)        156        (156)         73          15         32         121
                                  ---------   ---------   ---------   ---------   ---------   ---------  ---------   ---------
Total Increase                    $   4,225   $   2,743   $     746   $   7,713   $   2,813   $   1,986  $     474   $   5,273
                                  ---------   ---------   ---------   ---------   ---------   ---------  ---------   ---------
Increase (Decrease)
In Interest Expense:
Interest-bearing Demand           $    (287)  $     388   $     (47)  $      54   $     659   $     459  $     322   $   1,440
Savings                                   -          20           -          20          (1)         18         (1)         16

Time Deposits                         1,367       1,263         788       3,418        (149)        815        (76)        590

Other Borrowings                        175         216          59         450          (4)        148         (2)        142
                                  ---------   ---------   ---------   ---------   ---------   ---------  ---------   ---------
Total Increase                    $   1,255   $   1,886   $     801   $   3,942   $     505   $   1,440  $     243   $   2,188
                                  ---------   ---------   ---------   ---------   ---------   ---------  ---------   ---------
Net Increase (Decrease)           $   2,969   $     857   $     (55)  $   3,771   $   2,308   $     547  $     231   $   3,085
                                  =========   =========   =========   =========   =========   =========  =========   =========

    1. The volume change in net interest income represents the change in average balance divided by the previous year's rate.
    2. The rate change in net interest income represents the change in rate divided by the previous year's average balance.
    3. The mix change in net interest income represents the change in average balance multiplied by the change in rate.

        Non-interest Income

        The Company's non-interest income consists primarily of service charges on deposit accounts, gain on sale of loans and ATM and other service fees. For the year ended December 31, 2006, non-interest income represented 8.88% of the Company's revenues versus 11.67% in 2005, and 15.75% in 2004.

        Total non-interest income increased slightly to $2.58 million in 2006 from $2.48 million in 2005 which decreased slightly from $2.53 million in 2004, representing an increase of 4.11% and a decrease of 1.74% respectively. Service charge income increased $106 thousand in 2006 or 13.98% to $864 thousand, up from $758 thousand for the comparable period in 2005. The increase in service charge income is the result of the increase in deposit accounts as a result of the growth of the Company. The decrease in service charge income in 2005 over 2004 was the result of (1) the higher earning rate used to offset fees paid on accounts charged through account analysis and (2) a decrease in the volume of account overdrafts. The increase in service charges in 2006 was offset by a decrease in gain on sales of loans of $515 thousand or 63.66%. The decrease in the gain on sale of loans in 2006 and the increase in 2005 over 2004 of $364 thousand are due to both the timing of the sale of the loans and the changes in the number and dollar amount of loans sold. Other income increased $511 thousand or 56.53% in 2006 from $914 thousand in 2005. The increase in 2006 over 2005 was primarily the result of an increase in fee income derived from the referral of commercial mortgage loans to third parties. Decrease in other income of $92 thousand in 2005 from 2004 was primarily the result of a decrease in the income derived from the referral of commercial mortgage loans to third parties. The income derived for the referral of commercial mortgage loans to third parties is dependant on the size and volume of the loans generated.

        The following table sets forth a summary of non-interest income for the periods indicated.

                                        YEARS ENDED DECEMBER 31,
                                     -------------------------------
(Dollars in thousands)                 2006       2005       2004
-----------------------------------  ---------  ---------  ---------
Non-interest Income:
Service charges                      $     864  $     758  $   1,075
Gain on sale of loans                      294        809        445
Other income                             1,425        914      1,005
                                     ---------  ---------  ---------
Total Non-interest Income            $   2,583  $   2,481  $   2,525
                                     =========  =========  =========

        Non-interest Expense

        Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationery and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for 2006 was $10.4 million compared to $9.1 million for 2005 and $7.4 million in 2004, representing an increase of $1.3 million or 13.84% for 2006, and $1.7 million or 22.48% for 2005. Increases in salaries and benefits are indicative of the continuing additions to staff the expanded branch operations in line with their growth over the past two years, and the recognition of stock based compensation expenses of $229,000 of which $124,000 was related to director stock based compensation, as a result of adopting SFAS No. 123(R). The increase in occupancy and equipment expense in 2006 over 2005 is attributable to the addition of the new branches in Lodi and Hayward Data Processing expense increased $141 thousand in 2005 due to increased cost of overall system upgrades to support the growth of the company. Other expenses decreased slightly in 2006 over 2005 as a result of decreased miscellaneous operating losses offset by slightly higher correspondent banking charges associated with volume of items processed. Other expense increased in 2005 over 2004 primarily due to increased insurance costs associated with the growth of the Company. The following table sets forth a summary of non-interest expense for the periods indicated.

                                        YEARS ENDED DECEMBER 31,
                                     -------------------------------
(Dollars in thousands)                 2006       2005       2004
-----------------------------------  ---------  ---------  ---------
Non-interest Expense:
Salaries & benefits                  $   5,479  $   4,742  $   3,814
Occupancy & equipment                    1,652      1,446      1,218
Professional fees                          349        397        316
Appraisal fees                             337        255        253
Directors' fees                            274        259        190
Postage, stationery and supplies           184        196        159
Telephone                                  210        190        152
Data processing                            286        243        102
Advertising and promotion                  365        127         74
Other operating expenses                 1,224      1,245      1,151
                                     ---------  ---------  ---------
Total Non-Interest Expenses          $  10,360  $   9,100  $   7,429
                                     =========  =========  =========

        Share-Based Compensation

        In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). No share-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted by the company had an exercise price equal to the market value of the underlying common stock on the date of the grant. As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the year ended December 31, 2006 was $229 thousand and $133 thousand, respectively, lower than if it had continued to account for share-based compensation under APB 25.

        The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of expected stock volatility and the risk-free interest rate. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options. The expected term of the options represents the period that the Company's share-based awards are expected to be outstanding based on the terms of the optionee's employment agreement and position within the Company, previous option activity, the number of shares currently owned and the expected time of when those options would be exercised. The Company has not paid cash dividends. The Company estimates the forfeiture rate in calculating the compensation expense to be insignificant.

There were no options granted in 2006, 2005, or 2004. There were no significant changes in the valuation methods or types of awards or terms made by the Company subsequent to the adoption of SFAS No. 123(R) and no cumulative effect adjustments were made to the financial statements.

As of December 31, 2006, there was $356 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The related compensation expense is expected to be realized over a weighted average period of 1.5 years. See Notes 2 and 11 to the audited Consolidated Financial Statements.

        Provision for Income Taxes

        The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes primarily reflect changes in the Company's net income before tax.

The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                         YEARS ENDED DECEMBER 31,
                                     -------------------------------
(Dollars in thousands)                 2006       2005       2004
-----------------------------------  ---------  ---------  ---------
Tax Provision                        $   3,627  $   2,596  $   1,874
Effective Tax Rate                       39.56%     37.72%     37.16%

FINANCIAL CONDITION

INVESTMENT SECURITIES

        The Company classifies its investment securities as "held-to-maturity" or "available-for-sale" at the time of investment purchase. Generally, all securities are purchased with the intent and ability to hold them for long-term investment, and the Company has both the ability and intent to hold "held-to-maturity" investments to maturity. The Company does not engage in trading activities.

        Investment securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as accumulated other comprehensive income or loss, in a separate component of shareholder's equity. Gain or loss on sale of investment securities is based on the specific identification method.

        Investment securities held-to-maturity at December 31, 2006, consisted of mortgage-backed securities totaling $73 thousand with a remaining contractual maturity of 11 to 18 years and a weighted-average yield to maturity of 6.21%.

        The following table summarizes the contractual maturities of the Company's investment securities at their carrying value and their weighted-average yields at December 31, 2006. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                                    WITHIN ONE         ONE TO FIVE        FIVE TO TEN
                                       YEAR               YEARS              YEARS           OVER TEN YEARS          TOTAL
                                 ----------------    ----------------   ----------------    ----------------    ----------------
   (Dollars in thousands)         Amount    Yield     Amount    Yield    Amount    Yield     Amount    Yield     Amount    Yield
----------------------------     --------   -----    --------   -----   --------   -----    --------   -----    --------   -----
AVAILABLE-FOR-SALE
 SECURITIES:
US Government Agencies and
 Treasuries                      $ 10,876    4.54%                             -       -                        $ 10,876    4.54%

Municipal Obligations                 148    5.21%        462    3.62%         -       -    $  2,150    4.81%      2,760    4.14%
Corporate and Other Bonds                                   -       -          -       -       2,506    6.31%      2,506    6.31%
Mortgage- backed
 securities                           998    3.59%      2,047    3.58%                         3,847    4.40%      6,892    4.01%
                                 --------            --------                               --------            --------
TOTAL AVAILABLE-FOR-SALE
 SECURITIES                        12,022    4.48%      2,509    4.31%                         8,503    5.02%     23,034    5.06%
                                 ========   =====    ========   =====                       ========   =====    ========   =====
HELD-TO-MATURITY SECURITIES
Mortgage-backed securities                                              $     17    5.47%   $     56    6.41%   $     73    6.21%
                                                                        ========   =====    ========   =====    ========   =====

The following table summarizes the carrying value of the Company's investment securities held on the dates indicated.

                                            AS OF DECEMBER 31,
                                     -------------------------------
(Dollars in thousands)                 2006       2005       2004
-----------------------------------  ---------  ---------  ---------
AVAILABLE-FOR-SALE SECURITIES
 - AT FAIR VALUE:

U.S. Government & Agencies           $  10,876  $  14,852  $   5,956
Municipal Obligations                    2,760      2,865      3,153
Corporate and Other Bonds                2,506      3,325        306
Mortgage- backed securities              6,892      7,374      7,922
                                     ---------  ---------  ---------
Total available-for-sale                23,034  $  28,416  $  17,337
                                     =========  =========  =========
HELD-TO-MATURITY SECURITIES - AT
 AMORTIZED COST:
Mortgage-backed Securities                  73  $     123  $     145
                                     ---------  ---------  ---------

        As of December 31, 2006, the aggregate book value of the Company's investment in securities of a single issuer did not exceed 10% of the company's shareholders' equity.

        Loans and Asset Quality

        The  Company   concentrates  its  lending  activities  primarily  within
Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne Counties.

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

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                                     AS OF DECEMBER 31,
                                                 ---------------------------------------------------------
(Dollars in thousands)                              2006       2005        2004        2003        2002
-----------------------------------------------  ---------   ---------   ---------   ---------   ---------
Commercial and Agricultural                      $  74,815   $  60,645   $  55,569   $  57,638   $  40,226
Real estate-construction                            75,654      43,352      22,965      28,219      33,887
Real estate-commercial mortgage                    127,545     126,166     109,895      60,174      53,160
Installment                                         11,742      13,536      13,121      10,823       7,734
Deferred Loan Fees and Costs                            40         213         199         284         265
Allowance for Loan Losses                           (2,478)     (2,356)     (2,214)     (1,653)     (1,306)
                                                 ---------   ---------   ---------   ---------   ---------
Total Net Loans                                  $ 287,318   $ 241,556   $ 199,535   $ 155,485   $ 133,966
                                                 =========   =========   =========   =========   =========

        Net loans have increased $45.8 million or 18.94%, to $287.3 million at December 31, 2006 from $241.5 million at December 31, 2005. Comparing 2006 to 2005 commercial and agricultural loans have increased $14.2 million or 23.37%, real estate construction loans have increased $32.3 million or 74.51%, real estate commercial loans have increased by $1.4 million or 1.09% and installment loans have decreased by $1.8 million or 13.25% over 2005. The portfolio mix has changed in 2006 as compared with the mix of the previous year with commercial and agricultural loans increasing to 26.0% compared to 25.1% in 2005, of total loans, real estate construction loans increased to 26.3% compared to 17.9% in 2005, real estate - commercial mortgage loans decreasing to 44.4%, compared to 52.2% and Installment loans decreased to 4.1% compared to 5.6% in 2005. The shift in the mix reflects the changes in lending needs within the Company's service area. The overall change in the mix of the loan portfolio did not significantly impact the overall risk profile in the loan portfolio.

        The following table sets forth the maturity distribution of the Company's commercial and agricultural loans and construction loans outstanding as of December 31, 2006, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                    Within One   After One through
(Dollars in thousands)                    Year          Five Years    After Five Years      Total
--------------------------------  ------------  ------------------  ------------------  ---------
Commercial and agricultural
 loans                            $     41,139  $           21,245  $           12,431  $  74,815
Construction Loans                      73,378               1,594                 682     75,654
                                  ------------  ------------------  ------------------  ---------
Total                             $    114,517  $           22,839  $           13,113  $ 150,469
                                  ============  ==================  ==================  =========
Loans due after one year with:
Fixed Rates                                     $           12,116  $            1,700  $  13,186
Variable Rates                                  $           10,723  $           11,413  $  22,136

        The Company's practice is to place a loan on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

        The following table sets forth a summary of the Company's nonperforming loans and other assets as of the dates indicated:

                                                                     AS OF DECEMBER 31,
                                                  ---------------------------------------------------------
 (Dollars in Thousands)                             2006        2005        2004        2003        2002
-----------------------------------------------   ---------   ---------   ---------   ---------   ---------
Nonaccrual loans                                  $      --   $      --   $      --   $      --   $     199
90 days past due and  still  accruing
 interest                                                --          --          --          --          --
Other Real Estate Owned                                  --          --          --          --          49

        The Company did not have any nonaccrual loans at December 31, 2006 or 2005. At December 31, 2006, the Company has not identified any potential problem loans that would result in these loans being included as nonperforming loans at a future date.

ALLOWANCE FOR LOAN LOSSES (ALL)

        In determining the amount of the Company's Allowance for Loan Losses ("ALL"), management assesses probable loss characteristics of the loan portfolio including the concentrations, nature and diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to identified increases in credit risk. Management reviews the credit risk report with the Director Loan Committee on a weekly basis as well as with the full Board monthly.

        The adequacy of the ALL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the Company. Secondly, established specific reserves are available for individual loans currently on management's watch and classified loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is unallocated. This reserve is for qualitative factors that may affect the portfolio as a whole, such as those factors described below Management believes the assigned risk grades and our methods for managing risk are satisfactory.

        The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for probable loan losses is determined on a judgment basis by management based on consideration of a number of factors including (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio,

(viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) monthly review by the Board of Directors, and (x) assessments by regulators and other third parties. Certain members of Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' businesses, valuation of collateral, the determination of impaired loans and exposure to potential losses.


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

        The principal source of repayment of the Company's real estate construction loans is the sale of the underlying collateral or the availability of permanent financing from the Company or other lending source. The principal risks associated with real estate construction lending include project cost overruns and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns. The Company manages its credit risk associated with real estate construction lending by establishing loan-to-value ratios and loan-to-cost ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Company requires a loan-to-value ratio of not more than 80% on single family residential construction loans.

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

The following table summarizes the Company's loan loss experience as well as provisions and charges to the allowance for loan losses and certain ratios for the periods indicated.

                                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
(Dollars in thousands)                              2006        2005         2004        2003       2002
-----------------------------------------------   ---------   ---------   ---------   ---------   ---------
Beginning Balance:                                $   2,356   $   2,214   $   1,653   $   1,307   $   1,172

Provision for loan losses                               360          35         504         536         286
Charge-offs:
  Commercial                                            (10)          -          (9)        (90)       (171)
  Real Estate                                             -           -           -           -           -
  Other                                                 (14)        (17)         (-)       (105)        (28)
                                                  ---------   ---------   ---------   ---------   ---------
Total Charge-offs                                       (24)        (17)         (9)       (195)       (199)
                                                  ---------   ---------   ---------   ---------   ---------
Recoveries:
  Commercial                                              -         124          66           1           -
  Other                                                   1           -           -           4          48
                                                  ---------   ---------   ---------   ---------   ---------
Total Recoveries                                          1         124          66           5          48
                                                  ---------   ---------   ---------   ---------   ---------
Reclassification of the reserve
 for unfunded commitments                              (215)
                                                  =========
Ending Balance                                        2,478       2,356       2,214   $   1,653   $   1,307
                                                  =========   =========   =========   =========   =========
ALL to total loans                                     0.86%       0.98%       1.10%       1.05%        .97%
Net charge-offs (recoveries) to
 average loans                                         0.01%       (.01)%      (.03)%       .12%        .13%

        The provision for loan losses was $360,000 for 2006 compared to $35,000 for 2005 and $504,000 in 2004. The increase in the amount of the provision in 2006 compared to 2005 is a direct result of growth in the portfolio in addition to the analysis of the loan portfolio and the loan loss history of the Company. In 2005, the Company received a large recovery on one loan of $120,000 in the fourth quarter. As a result of management's assessment of the overall required level of allowance and the impact of this recovery on the allowance, the Company reduced the provision in the fourth quarter of 2005 by $175,000 resulting in the total provision for 2005 of $35,000. Net charge-offs (recoveries) were $23,000 or .01% of average loans for 2006 compared to $(107,000) or .05% of average loans for 2005 and $(57,000) or .03% of average loans for 2004. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

        The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the loans as a percent of loans outstanding in each loan category at the dates indicated


(Dollars in thousands)             2006                2005                2004                2003               2002
------------------------------   --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Commercial and
 Agricultural                    $  1,086    25.82%  $    994    24.89%  $    880    27.57%  $    736    36.75%  $    400    29.80%
Real estate -
 construction                         269    26.11%       196    17.79%       115    11.39%       141    17.94%  $    160    25.10%
Real estate -
 commercial                           642    44.01%       501    51.77%       422    54.52%       229    38.36%  $    462    39.38%
Installment                           279     4.06%       300     5.55%       308     6.52%       248     6.95%  $    285     5.72%
Unallocated                           202                 365                 489                 305
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total                            $  2,478   100.00%  $  2,356   100.00% $   2,214   100.00%  $  1,653   100.00%  $  1,307   100.00%
                                 ========   ======   ========   ======   ========   ======   ========   ======   ========   ======

        Deposits

        The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposit, savings and checking accounts.

The following table sets forth the remaining maturities of certificates of deposit at December 31, 2006

                                          DEPOSIT MATURITY SCHEDULE
                                      ---------------------------------
(Dollars in thousands)                 Under $100,000    Over $100,000
-----------------------------------   ---------------   ---------------
Three Months or less                  $        24,552   $         9,028
Over three through six months                  19,569            30,405
Over six through twelve months                 11,062            47,464
Over twelve months                              4,421            27,870
                                      ---------------   ---------------
Total                                 $        59,604   $       114,767
                                      ===============   ===============

        Liquidity and Market Risk

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

        With respect to assets, liquidity is provided by receipts from cash and money market investments such as interest-bearing time deposits, federal-funds sold, available-for-sale investment securities, and by principal and interest payments on loans. With respect to liabilities, liquidity is provided by core deposits, shareholders' equity and the ability of the Company to borrow funds and to generate deposits.

        Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, interest bearing deposits in banks and available-for-sale investment securities) totaled $73.7 million or 19.0% of total assets at December 31, 2006, $47.5 million or 15.4% of total assets at December 31, 2005 and $35.6 million or 14.0% of total assets at December 31, 2004. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

        Market Risk

        Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and processes such as interest rates, commodity prices and equity prices. As typical for a financial institution, the Company's market risk arises primarily from interest rate risk exposure. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that possess a short term to maturity. Based upon the nature of its operations, the Company is not subject to foreign currency exchange or commodity pricing. However, the Company's commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

        The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and managing exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from management of assets and liabilities through using floating rate loans and deposits, maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest earning assets, such as loans and securities, and interest expense on interest bearing liabilities, such as deposits, trust preferred securities and other borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest earning assets reprice differently from its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

        The Company seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate exposure. As part of this effort, the Company measures interest rate risk utilizing both an internal asset liability measurement system as well as independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Company's interest rate risk, enabling management to make any adjustments necessary.

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

        Net Interest Income Simulation

        In order to measure interest rate risk at December 31, 2006, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis, which is performed quarterly by management, calculates the difference between net interest income forecasted using a rising and falling interest rate scenario and net interest income forecasted using a base market derived from the current interest rates. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. The Company's non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company.

        The analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes that the balance sheet grows modestly, but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including the potential impact of loan prepayments, deposit drifts or other balance sheet movements including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company's credit risk profile as interest rates change. Changes that vary significantly from the assumptions may have significant effects on the Company's net interest income.

        The following table reflects the company's projected net interest income sensitivity analysis based on year-end data:

                                     December 31, 2006
                            ---------------------------------
                              Adjusted Net
                                Interest
                                 Income       Percent change
Change in Rates              (in thousands)       from base
-------------------------   ---------------   ---------------
Up 200 basis points         $        21,185             10.33%
Up 150 basis points                  20,692              7.76%
Up 100 basis points                  20,197              5.18%

Base Scenario                        19,202              0.00%
Down 100 basis points               (18,474)            -3.79%
Down 150 basis points               (18,113)            -5.67%
Down 200 basis points               (17,748)            -7.57%

Contractual Obligations

        The following table summarizes the contractual obligations of the Company as of December 31, 2006:

                                                        Less                             More
                                                        than        1-3        3-5       than
                                            Total     one year     years      years    5 years
                                           --------   --------   --------   --------   --------
Subordinated Debentures, floating rate
 of 8.82% payable June 26, 2031            $  5,155                                    $  5,155
Subordinated Debentures, floating rate
 of 8.15% payable March 17, 2034              3,609                                       3,609
FHLB Loan fixed rate of 5.26%, payable
 on May 16, 2007                              4,900   $  4,900

Operating lease obligations                     570        243   $    327
Salary continuation plan (1)                    785                                         785
                                           --------   --------   --------   --------   --------
Total                                      $ 15,019   $  5,143   $    327   $    -0-   $  9,549
                                           ========   ========   ========   ========   ========

    (1) Salary continuation plan obligations represents amount accrued as of December31, 2006 under the terms of the plan.

        In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for, among other items, the payment of interest on interest bearing deposit accounts and debt obligations, payments for quarterly tax estimates and contributions to certain employee benefit plans.

        Capital Resources

        Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the Federal deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive. Historically, capital has been generated principally from the retention of earnings.

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

        This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and qualifying subordinated debentures) and "Tier 2" capital (defined as principally comprising the qualifying portion of subordinated debt and the qualifying portion of the
ALL), the total amount not to exceed 100% of Tier 1 capital.

        The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%.

        At December 31, 2006, 2005 and 2004 the company's capital met all minimum regulatory requirements.

        As of December 31, 2006, the most recent notification by the Federal Depository Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's risk-based capital ratios are presented below.

                                      December 31,    December 31,
Pacific State Bancorp                     2006            2005
-----------------------------------   ------------    ------------
Total Risk-Based Capital                      11.8%           11.9%
Tier 1 Capital to Risk-Based Assets           10.7%           10.4%
Tier 1 Capital to Average Assets
 (Leverage ratio)                             10.2%            9.2%

                                                                       To Be Well
                                                                      Capitalized
                                                                         Under
                                                                         Prompt
                                      December 31,    December 31,     Corrective
Pacific State Bank                       2006             2005           Action
-----------------------------------   ------------    ------------    ------------
Total Risk-Based Capital                      11.2%           11.5%   >      10.00%
Tier 1 Capital to Risk-Based Assets           10.3%           10.6%   >       6.00%
Tier 1 Capital to Average Assets
 (Leverage ratio)                              9.7%            9.1%   >       5.00%

IMPACT OF INFLATION

        Inflation affects the Company's financial position as well as its operating results. It is management's opinion that the effects of inflation on the financial statements have not been material.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary unaudited results for the stated eight quarters:

  (Dollars in thousands, except per share)

                                                    2006                                        2005
                                  -----------------------------------------   -----------------------------------------
                                     4th        3rd        2nd        1st        4th        3rd        2nd        1st
Net Income Per Common Share:       Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
-------------------------------   --------   --------   --------   --------   --------   --------   --------   --------
       Diluted                    $   0.39   $   0.39   $   0.33   $   0.31   $   0.28   $   0.31   $   0.27   $   0.24
       Basic                      $   0.43   $   0.44   $   0.37   $   0.35   $   0.31   $   0.35   $   0.31   $   0.27

Interest income                   $  7,440   $  6,942   $  6,321   $  5,792   $  5,208   $  5,117   $  4,529   $  3,928
Net interest income                  4,573      4,463      4,199      4,072      3,605      3,752      3,326      2,853

Provision for loan losses               90         90         90         90       (175)        90         60         60
Total non-interest income              766        718        500        599        538        577        597        769
Total non-interest expense           2,719      2,602      2,452      2,587      2,521      2,361      2,186      2,032
Income before taxes                  2,530      2,489      2,157      1,994      1,797      1,878      1,677      1,530
Net Income                           1,517      1,512      1,307      1,207      1,083      1,198      1,057        948

       MARKET PRICE FOR REGISTRANT'S COMMON EQUITY, DIVIDENDS AND RELATED
                               STOCKHOLDER MATTERS

        The Company's common stock is listed for trading on the NASDAQ Global Market under the symbol PSBC. Prior to July 12, 2005, trading information regarding the common stock was available via the OTC Bulletin Board. The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information provided by Yahoo.com Historical Quotes. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

                                   Sales Price
                         ------------------------------
Quarter Ended:             High       Low       Volume
----------------------   --------   --------   --------
December 31, 2006        $  23.90   $  18.50    154,129
September 30, 2006       $  19.25   $  17.65    379,539
June 30, 2006            $  18.99   $  17.75    281,245
March 31, 2006           $  18.50   $  16.26    100,211

December 31, 2005        $  20.10   $  17.05    211,271
September 30, 2005       $  20.75   $  14.00    125,902
June 30, 2005            $  15.50   $  14.00    224,430
March 31, 2005           $  20.50   $  15.50    195,429

        As of March 15, 2007, there were approximately 290 holders of record of the common stock of the Company.

Dividends

        The Company's primary source of cash is dividends from the Bank. The Bank's ability to pay dividends is subject to certain regulatory requirements. The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders' during the same three-year period. As of December 31, 2006, the Bank had $12.15 million in retained earnings available for dividends to shareholders. In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures related to the trust preferred securities issued by the Trusts.

        The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

86