Form 10-Q
period 2007-03-31
PACIFIC STATE BANCORP
filed 2007-05-15
CIK 1169424

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

    TITLE OF CLASS             SHARES OUTSTANDING AS OF MAY 14, 2007
    --------------             -------------------------------------
     Common Stock                            3,684,248
     No Par Value

================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      PACIFIC STATE BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                         March 31,     December 31,
(in thousands, except share amounts)                                  2007           2006
---------------------------------------------------------------   ------------    ------------
Assets
Cash and due from banks                                           $     15,310    $     18,985
Federal funds sold                                                      47,190          31,630
                                                                  ------------    ------------
    Total cash and cash equivalents                                     62,500          50,615
Investment securities - available for sale
 (carrying value of $27,822 in 2006 and $23,186 in 2006)                27,769          23,107
Loans, less allowance for loan losses of $2,646 in 2007
  and $2,478 in 2006                                                   287,485         287,318
Bank premises and equipment, net                                        12,072          11,957
Company owned life insurance                                             6,139           6,079
Accrued interest receivable and other assets                             8,241           7,676
                                                                  ------------    ------------
      Total assets                                                $    404,206    $    386,752
                                                                  ============    ============

Liabilities and Shareholders' Equity

Deposits:
  Non-interest bearing                                            $     66,559    $     73,197
  Interest bearing                                                     289,502         267,799
                                                                  ------------    ------------
    Total deposits                                                     356,061         340,996
Other borrowings                                                         4,900           4,900
Subordinated debentures                                                  8,764           8,764
Accrued interest payable and other liabilities                           4,015           3,034
                                                                  ------------    ------------
    Total liabilities                                                  373,740         357,694

Commitments and contingencies

Shareholders' equity:
  Preferred stock - no par value; 2,000,000 shares authorized;
  Common stock - no par value; 24,000,000 shares authorized;
   shares issued and outstanding 3,669,727 in 2007 and
   3,661,477 in 2006                                                     9,753           9,651
Retained earnings                                                       20,781          19,455
Accumulated other comprehensive loss, net of tax                           (68)            (47)
    Total shareholders' equity                                          30,466          29,059
                                                                  ------------    ------------
    Total liabilities and shareholders' equity                    $    404,206    $    386,753
                                                                  ============    ============

       See notes to unaudited condensed consolidated financial statements

                              PACIFIC STATE BANCORP

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  THREE MONTHS ENDED MARCH 31,
(Unaudited)                                                       ----------------------------
(in thousands, except share amounts)                                  2007            2006
---------------------------------------------------------------   ------------    ------------
Interest income:
  Interest and fees on loans                                      $      6,842    $      5,461
  Interest on Federal funds sold                                           321              11
  Interest on investment securities                                        343             320
                                                                  ------------    ------------
    Total interest income                                                7,506           5,792
Interest expense:
  Interest on deposits                                                   2,917           1,485
  Interest on subordinated debentures                                      192             164
  Interest on borrowings                                                    66              71
                                                                  ------------    ------------
    Total interest expense                                               3,175           1,720
                                                                  ------------    ------------
    Net interest income before
     provision for loan losses                                           4,331           4,072
Provision for loan losses                                                  165              90
                                                                  ------------    ------------
    Net interest income after
     provision for loan losses                                           4,166           3,982
                                                                  ------------    ------------
Non-interest income:
  Service charges                                                          221             208
  Other fee income                                                         456             231
  Gain from sale of loans                                                    9             160
                                                                  ------------    ------------
    Total non-interest income                                              686             599
Non-interest expenses:
  Salaries and employee benefits                                         1,482           1,349
  Occupancy                                                                286             199
  Furniture and equipment                                                  167             178
  Other expenses                                                           775             861
                                                                  ------------    ------------
    Total non-interest expenses                                          2,710           2,587
                                                                  ------------    ------------
    Income before provision for
     income taxes                                                        2,142           1,994
Provision for income taxes                                                 816             787
                                                                  ------------    ------------
    Net income                                                    $      1,326    $      1,207
                                                                  ============    ============
Basic earnings per share                                          $       0.36    $       0.35
                                                                  ============    ============
Diluted earnings per share                                        $       0.33    $       0.31
                                                                  ============    ============

Weighted average common shares outstanding                           3,664,822       3,477,314
Weighted average common and common equivalent
 shares outstanding                                                  4,034,901       3,895,844

       See notes to unaudited condensed consolidated financial statements

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For the Periods Ended March 31, 2007and 2006
                                 (In thousands)

                                                                      2007            2006
                                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                                      $      1,326    $      1,207
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                              165              90
    Net decrease in deferred loan origination costs                         38              78
    Depreciation and amortization                                           52              96
    Gain on sale of loans, net                                              (9)           (160)
    Stock-based compensation expense                                        50              62
    Increase in Company owned life insurance, net                          (60)            (35)
    Increase in accrued interest
     receivable and other assets                                          (600)           (201)
    Increase  in accrued interest
     payable and other liabilities                                         981             286
                                                                  ------------    ------------

      Net cash provided by operating Activities                          1,943           1,423
                                                                  ------------    ------------

Cash flows from investing activities:

  Purchases of available-for-sale investment securities                (10,737)         (3,920)
  Proceeds from matured and called available-for-sale
   investment securities                                                 6,070           6,000
  Proceeds from principal repayments from available-for-sale
   government-guaranteed mortgage-backed securities                        116             206

  Proceeds from principal repayments from held-to-maturity
   government-guarantee mortgage-backed securities                           1               6
  Purchase of FRB and FHLB stock
  Net increase in loans                                                   (362)        (12,261)
  Purchases of premises and equipment                                     (262)           (101)
  Purchase of Company owned life insurance*
                                                                  ------------    ------------

      Net cash used in investing activities                             (5,174)        (10,070)
                                                                  ------------    ------------

                                   (Continued)

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For the Periods Ended March 31, 2007and 2006
                                 (In thousands)

                                                                      2007            2006
                                                                  ------------    ------------
Cash flows from financing activities:
  Net increase (decrease) in demand, interest-bearing
   and savings deposits                                           $      1,799    $    (18,305)
  Net increase in time deposits                                         13,266          10,794
  Proceeds from exercise of stock options                                   51              10

  Net increase in short-term borrowings                                                 14,000
                                                                  ------------    ------------

    Net cash provided by financing Activities                           15,116           6,499
                                                                  ------------    ------------

    Increase (decrease) in cash and cash equivalents                    11,885          (2,148)

Cash and cash equivalents at beginning of year                          50,615          19,120
                                                                  ------------    ------------

Cash and cash equivalents at end of year                          $     62,500    $     16,972
                                                                  ============    ============

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

         The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 31, 2007 had 86 employees, including 36 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto and Tracy and a limited service branch in Hayward, California. Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of "PSBC".

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2007 and December 31, 2006, and the results of its operations for the three month period ended March 31, 2007 and 2006, and its cash flows for the three month periods ended March 31, 2007 and 2006 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted. The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 2007 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

                                           March 31,      December 31,
(In thousands)                               2007             2006
------------------------------------    --------------   --------------
Commercial                              $       64,846   $       57,942
Agriculture                                     16,927           16,873
Real estate - commercial                       133,066          127,545
Real estate - construction                      64,000           75,654
Installment & other                             11,290           11,742
                                        --------------   --------------
                                               290,129          289,756
Deferred loan fees and costs, net                    2               40
Allowance for loan losses                       (2,646)          (2,478)
                                        --------------   --------------

Total net loans                         $      287,485   $      287,318
                                        --------------   --------------

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $104,424,000 and $110,937,000 and stand-by letters of credit of $1,175,000 and $2,971,000 at March 31, 2007 and December 31, 2006, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $41,898,000 of the loan commitments outstanding at March 31, 2007 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at March 31, 2007 and December 31, 2006.

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

                                          Three Months Ended
                                     ---------------------------
(in thousands)                         03/31/07       03/31/06
----------------------------------   ------------   ------------
Net Income                                  1,326          1,207
Other Comprehensive Loss:
  Change in unrealized loss on
   available for sale securities              (21)           (19)
  Reclassification adjustment                   -              -
                                     ------------   ------------
Total Other Comprehensive Loss                (21)           (19)
                                     ------------   ------------
Total Comprehensive Income                  1,305          1,188
                                     ============   ============

7. STOCK -BASED COMPENSATION

Stock Option Plan

At March 31, 2007, the Company has one stock-based compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the "Plan"). The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. New shares are issued upon the exercise of options. Under the Plan, 56,954 shares of common stock remain reserved for issuance to employees and directors through incentive and non statutory agreements.

Stock Option Compensation

There were no stock options granted in the three month periods ended March 31, 2007 and March 31, 2006. For the three month periods ended March 31, 2007 and 2006, the compensation cost recognized for stock option compensation was $50,000 and $66,000, respectively. The excess tax benefits were not significant for the Company.

At March 31, 2007, the total compensation cost related to nonvested stock option awards granted to employees under the Company's stock option plans but not yet recognized was $306,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.25 years and will be adjusted for subsequent changes in estimated forfeitures

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2007 and changes during the period then ended is presented below:

                                                                          Weighted
                                                           Weighted        Average       Aggregate
                                                           Average        Remaining     Intrinsic
                                                           Exercise      Contractual      Value
                Options                      Shares          Price          Term          ($000)
---------------------------------------   ------------   ------------   ------------   ------------
Outstanding at January 1, 2007                 668,499   $       7.04      6.8 years   $      9,519
  Granted                                            -                             -              -
  Exercised                                     (8,250)  $       6.25              -              -
  Cancelled                                          -                             -              -
                                          ------------
Outstanding at March 31, 2007                  660,249   $       7.07      6.8 years   $      9,527
                                          ============                  ============   ============
Options vested or expected to vest at
 March 31, 2007                                423,675   $       6.77      3.1 years   $      6,241
                                          ============                  ============   ============
Exercisable at March 31, 2007                  423,675   $       6.77      3.1 years   $      6,241
                                          ============                  ============   ============

The intrinsic value was derived from the market price of the Company's common stock of $21.50 as of March 31, 2007.

8. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company's provision for income taxes for the three months ended March 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

9. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No.
12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its financial position, results of operations or cash flows.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2006 Annual Report to Shareholders on Form 10-K.

OVERVIEW

For the three months ended March 31, 2007:

The Company's net income increased $119 thousand or 9.86% to $1,326 thousand for the first quarter of 2007 from $1,207 thousand for the same period in 2006. The primary contributors to the increase in net income for the first quarter of 2007 were the $259 thousand increase in net interest income and an $87 thousand increase in non interest income over the same period in 2006. These increases were partially offset by increases in non interest expenses of $123 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $133 thousand, occupancy and furniture and equipment expenses of $76 thousand offset by a decrease in other expenses of $86 thousand. Additionally, the provision for income taxes increased $75 thousand. Basic earnings per share increased to $0.36 for the first quarter of 2007 up 2.86% from $0.35 for the same period in 2006. Diluted earnings per share increased to $0.33 for the first quarter of 2007 up 6.45% from the $0.31 for the same period in 2006.

Total assets at March 31, 2007 were $404 million, an increase of $17 million or 4.39%, from the $387 million at December 31, 2006. The growth in assets was primarily in the Company's level of Federal funds sold and investments. Federal funds sold and investments grew $20 million or 36.36% to $75 million at March 31, 2007 from $55 million at December 31, 2006. Loans grew slightly by $167 thousand or 0.06% to $287 million at March 31, 2007 from $287 million at December 31, 2006. The growth in Federal funds sold and investments was funded by the net income of $1.3 million and growth in deposits of $15 million or 4.42%.

The annualized return on assets ("ROA") was 1.41% for the three month period ended March 31, 2007 compared to 1.59% for the same period in 2006. The annualized return on equity ("ROE") was 18.25% for the three month period ended March 31, 2007 compared to 22.67% for the same period in 2006. The decrease in ROE is primarily attributable to an increase in shareholders equity from the net income and the proceeds from the sale of common stock to a new member of the Board of Directors and the exercise of options to purchase Company stock.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $4.3 million for the three months ended March 31, 2007, an increase of $259 thousand or 6.36% from $4.1 million for the same period in 2006. The increase in net interest income was primarily a result of the increase in the average balances of earning assets primarily in loans and Federal funds and supported by the overall increases in the yields earned. These increases were partially offset by the increases in both the level of and mix in average interest bearing liabilities, primarily increases in time deposits and decreases in interest-bearing demand deposits, and the increase in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $1.7 million or 29.31% to $7.5 million for the three months ended March 31, 2007 from $5.8 million for the same period in 2006. The increase in interest income was primarily attributed to increases in levels of average loans and Federal funds sold and the increases in the yields earned on those earning assets. Loan volume increased due to the overall growth of the Company. The Company's average loan balances were $292.4 million for the three months ended March 31, 2007, up $41.3 million or 16.44% from $251.1 million for the same period in 2006. The Company's average loan yield was 9.49% for the three months ended March 31, 2007, up 67 basis points from the 8.82% yield for the same period in 2006. As a result, interest income on loans increased $1,381 thousand. The Company's average balances of investment securities decreased $955 thousand to $26.7 million for the three months ended March 31, 2007 from the $27.6 million for the same period in 2006. The Company's average yield on investments increased 51 basis points to 5.20% from 4.69% for the same period in 2006. As a result, interest income increased $23 thousand. The Company's average balances of Federal funds sold increased $25.2 million to $26.1 million for the three months ended March 31, 2007 from the $928 thousand for the same period in 2006. The Company's average yield on Federal funds sold increased 17 basis points to 4.98% from 4.81% for the same period in 2006. As a result, interest income increased $310 thousand. The overall yield on average earning assets increased 42 basis points to 8.82% for the three months ended March 31, 2007, from 8.40% for the same period in 2006.

Interest expense increased $1.5 million, or 88.24% to $3.2 million for the three months ended March 31, 2007, from $1.7 million for the same period in 2006. The increase is primarily attributed to both the increase in levels of the average time deposits and other borrowings and the overall increases in the rates paid on all interest bearing liabilities, offset by the decrease in the level of interest-bearing demand deposits. Time deposits increased as the bank experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates increased during the period as rates on deposits were increased to remain competitive with other financial institutions. The Company's average balances of time deposits were $179.1 million for the three months ended March 31, 2007, up $81.7 million, or 83.88% from $97.4 million for the same period in 2006. The average rate paid on time deposits also increased 160 basis points to 5.20% for the three months ended March 31, 2007 from 3.60% for the same period in 2006. As a result, interest expense on time deposits increased $1.43 million. The Company's average balances of interest bearing demand deposits decreased $14.2 million to $87.8 million for the three months ended March 31, 2007 from $102.0 million for the same period in 2006. The average rate paid increased 39 basis points to 2.81% from 2.42% for the same period in 2006. As a result interest expense on interest bearing demand deposits decreased $2 thousand. The Company's average balances of other borrowings decreased $2.9 million to $13.8 million for the three months ended March 31, 2007 from $16.7 million for the same period in 2006 and the rates paid increased 189 basis points to 7.59% for the three months ended March 31, 2007 from 5.70% for the same period in 2006. As a result interest expense on other borrowings increased $23 thousand. The overall rates paid on average interest-bearing liabilities increased 137 basis points to 4.50% for the three months ended March 31, 2007, from 3.13% for the same period in 2006.

As a result of the changes noted above, the net interest margin for the three months ended March 31, 2007 decreased 81 basis points to 5.09%, from 5.90% for the same period in 2006.

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

                                                           THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                             MARCH 31, 2007                           MARCH 31, 2006
                                                 --------------------------------------    ------------------------------------
                                                                Interest      Average                    Interest     Average
                                                   Average     Income or      Yield or      Average     Income or     Yield or
                                                   Balance      Expense         Cost        Balance      Expense       Cost
                                                 ----------    ----------    ----------    ----------   ----------   ----------
ASSETS:
Interest-earning assets:
Loans (1)(2)                                     $  292,410    $    6,842          9.49%   $  251,153   $    5,461         8.82%
Investment securities (1)                            26,737           343          5.20%       27,692          320         4.69%
Federal funds sold                                   26,149           321          4.98%          928           11         4.81%
                                                 ----------    ----------                  ----------   ----------
         Total average earning assets               345,296         7,506          8.82%      279,773        5,792         8.40%
Non-earning assets:
Cash and due from banks                              16,107                                    12,277
Other assets                                         21,196                                    15,086
                                                 ----------                                ----------
         Total average assets                    $  382,599                                $  307,136
                                                 ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits

      Interest-bearing Demand                    $   87,840           608          2.81%   $  102,033          610         2.42%
      Savings                                         5,595            14          1.01%        6,534           10         0.62%
      Time Deposits                                 179,076         2,295          5.20%       97,369          865         3.60%
      Other borrowings (3)                           13,787           258          7.59%       16,724          235         5.70%
                                                 ----------    ----------                  ----------   ----------
         Total average interest-bearing
         liabilities                                286,298         3,175          4.50%      222,660        1,720         3.13%
                                                                                =======                 ==========
Noninterest-bearing liabilities:
      Demand deposits                                65,347                                    61,347
      Other liabilities                               1,488                                     1,537
                                                 ----------                                ----------
         Total liabilities                          353,133                                   285,544
Shareholders' equity:                                29,466                                    21,592
                                                 ----------                                ----------
Total average liabilities and shareholders'
 equity                                          $  382,599                                $  307,136
                                                 ==========                                ==========
                                                               ----------                               ----------
Net interest income                                            $    4,331                               $    4,072
                                                               ==========                               ==========
Yield on interest-earning assets (4)                                               8.85%                                   8.40%
Cost of funding interest-earning assets                                            3.74%                                   2.49%
                                                                                -------                              ----------
Net interest margin (5)                                                            5.09%                                   5.90%
                                                                                =======                              ==========

     (1)  Not computed on a tax-equivalent basis.
     (2) Loan fees included in loan interest income for the three month periods ended March 31, 2007 and 2006 amounted to $387 thousand and $417 thousand, respectively.
     (3) For the purpose of this schedule the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
     (4) Total interest expense divided by the average balance of total earning assets.
     (5) Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                              THREE MONTHS ENDED MARCH 31,
                                     2007 OVER 2006 CHANGE IN NET INTEREST INCOME
                                  -------------------------------------------------
                                     NET
        (In thousands)              CHANGE        RATE        VOLUME         MIX
-------------------------------   ----------   ----------   ----------   ----------
Interest Income:
Loans and leases                  $    1,381   $      416   $      897   $       68
Investment securities                     23           35          (11)          (1)
Federal funds sold                       310            0          299           11
      Total interest income       $    1,714   $      451   $    1,185   $       78

Interest Expense:
Interest-bearing Demand                   (2)          96          (85)         (13)
Savings                                    4            6           (1)          (1)
Time Deposits                          1,430          383          726          321
Other borrowing                           23           78          (41)         (14)
                                  ----------   ----------   ----------   ----------
      Total interest expense      $    1,455   $      563   $      598   $      293
                                  ----------   ----------   ----------   ----------
Net interest income               $      259   $     (112)  $      587   $     (216)
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

Provision for loan losses. The Company recorded $165 thousand in provision for loan losses for the three month period ended March 31, 2007 an increase of $75 thousand or 83.33% from $90 thousand for the same period in 2006. The increase in the provision is based on management's assessment of the required level of reserves. Management assesses loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended March 31, 2007, total non-interest income increased $87 thousand or 14.52% to $686 thousand, up from $599 thousand for the comparable period in 2006. The increase in non interest income was primarily the result of increases in fee income derived from the referral of commercial mortgage loans to third parties. The increase was offset by a decrease in gain on sale of loans.

Other fee income increased $225 thousand as a result of increases in mortgage referral fees due to an increase in Commercial Real Estate loan referral activity during the first quarter of 2007 as opposed to the same period in 2006.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived from the gain on sale of loans decreased $151 thousand or 94.38% to $9 thousand, down from $160 thousand for the comparable period in 2006.

Non-Interest Expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended March 31, 2007 was $2.7 million compared to $2.6 million for the same period in 2006, representing an increase of $123 thousand or 4.75%. This increase reflects increases in salaries and benefits of $133 thousand or 9.9% which are indicative of the additions to staff for the Lodi Office opened in the 4th quarter of 2006 and of expanded branch operations in line with their respective growth. The increase in occupancy expense is primarily attributable to the opening of the Lodi Office. The decrease in furniture and equipment expense, as well as the decrease in other expense is attributable to our continued efforts to control costs .

The following table sets forth a summary of non-interest expense for the three months periods ended March 31, 2007 and 2006:

                                   Three Months Ended
                                 -----------------------
                                  March 31,    March 31,
(In thousands)                      2007         2006
------------------------------   ----------   ----------
Non-interest Expense:
Salaries & Benefits                   1,482        1,349
Occupancy                               286          199
Furniture and Equipment                 167          178
Other Expense                           775          861
                                 ----------   ----------

Total Non-Interest Expenses           2,710        2,587
                                 ==========   ==========

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the three month period ended March 31, 2007 decreased slightly to 38.1% from 39.5% for the same period in 2006. The decrease was due to the increased level of income derived from Enterprise Zone loans as well as the level of income derived from tax exempt loans to municipalities.

The following table reflects the Company's tax provision and the related effective tax rate for the three months periods ended March 31, 2007 and 2006:

                                    Three Months Ended
                                 ------------------------
                                  March 31,     March 31,
(In thousands)                      2007          2006
------------------------------   ----------    ----------
Tax Provision                    $      816    $      787
Effective Tax Rate                     38.1%         39.5%

FINANCIAL CONDITION

Total assets at March 31, 2007 were $404 million, an increase of $17 million or 4.39%, from the $387 million at December 31, 2006. The growth in assets was primarily in the Company's level of Federal funds sold and investments. Federal funds sold and investments grew $20 million or 36.36% to $75 million at March 31, 2007 from $55 million at December 31, 2006. Loans grew slightly by $167 thousand or 0.06% to $287 million at March 31, 2007 from $287 million at December 31, 2006. The growth in Federal funds sold and investments was funded by the net income of $1.3 million and growth in deposits of $15 million or 4.42%.

The change in deposits was comprised of a decrease in non-interest bearing deposits of $6.6 million or 9.10% to $66.6 million at March 31, 2007 from $73.2 million at December 31, 2006; this decrease was offset by increases in interest bearing deposits of $21.7 million or 8.10% to $289.5 million at March 31, 2007 from $267.8 million at December 31, 2006. The change in the mix of deposit is the result of disintermediation in which depositors seek higher yields on deposits by placing the deposits in higher yield term accounts.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                      March 31,     December 31,
(In thousands)                          2007            2006
---------------------------------   ------------    ------------
Commercial                          $     64,846    $     57,942
Agriculture                               16,927          16,873
Real estate - commercial                 133,066         127,545
Real estate - construction                64,000          75,654
Installment & other                       11,290          11,742
                                    ------------    ------------
                                         290,129         289,756
Deferred loan fees and costs, net              2              40
Allowance for loan losses                 (2,646)         (2,478)
                                    ------------    ------------

Total net loans                     $    287,485    $    287,318
                                    ------------    ------------

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley. Net portfolio loans have increased slightly by $167 thousand or 0.06%, to $287.5 million at March 31, 2007 from $287.3 million at December 31, 2006. Commercial loans increased $6.9 million or 11.9% to $64.8 million from $57.9 million at December 31, 2006. Agricultural loans increased slightly by $53 thousand or 0.31%. Real estate - commercial loans increased by $5.6 million or 4.4% to $133.1 million from $127.5 million at December 31, 2006. Real estate - construction loans decreased $11.6 million or 15.4% to $64.0 million from

$75.6 million at December 31, 2006. Installment and other loans decreased $451 thousand or 3.8% to $11.3 million from $11.7 million at December 31, 2006. The portfolio mix remained consistent with the prior year, with commercial and agricultural loans now representing 22.35% of total loans compared to 22.57% in the prior year, real estate construction loans now representing 22.06% compared to 22.27% in the prior year, commercial real estate loans now representing 45.87% compared to 46.33% in the prior year, and installment loans now representing 3.89% compared to 3.93% in the prior year.

Nonperforming loans. There were no nonperforming loans at March 31, 2007 and December 31, 2006.

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

The provision for loan losses increased to $165,000 for the three months ended March 31, 2007 compared to $90,000 for the same period in 2006. The increase in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated:

                                        Three Months Ended
                                            March 31,
                                     ------------------------
(In thousands)                          2007          2006
----------------------------------   ----------    ----------
Beginning Balance:                   $    2,478    $    2,357
Provision for loan losses                   165            90
Charge-offs:
    Commercial                                -             -
    Real Estate                               -             -
    Other                                     0             5
                                     ----------    ----------
Total Charge-offs                             0             5
                                     ----------    ----------
Recoveries:
    Commercial                                -             -
    Other                                     3             -
                                     ----------    ----------
Total Recoveries                              -             -
                                     ----------    ----------
Ending Balance                       $    2,646    $    2,442
                                     ==========    ==========
ALL to total loans                         0.91%         0.95%
Net Charge-offs to average
loans-annualized                           0.00%         0.00%

Investment securities. Investment securities increased $4.6 million to $27.7 million at March 31, 2007, from $23.1 million at December 31, 2006. Federal funds sold increased $15.6 million to $47.2 million at March 31, 2007, from $31.6 million at December 31, 2006.

The Company's investment in U.S. Treasury securities increased to 53.4% of the investment portfolio at March 31, 2007 compared to 47.2% at December 31, 2006. Obligations of U.S. Agencies decreased to 27.2% of the investment portfolio at March 31, 2007 compared to 29.2% at December 31, 2006. The Company's investment in corporate bonds decreased to 9.1% of the investment portfolio at March 31, 2007 compared to 10.9% at December 31, 2006. Tax-exempt municipal obligation bonds decreased to 10.3% of the investment portfolio at March 31, 2007 compared to 12.7% at December 31, 2006. Fed Funds sold increased $15.6 million, or 49.2%. The overall increase was primarily the result of the increase in deposits being placed in Federal funds sold and the increase in U. S. Treasury securities used to pledge as collateral for public deposits.

Deposits. Total deposits were $356.1 million as of March 31, 2007 an increase of $15.1 million or 4.42% from the December 31, 2006 balance of $341.0 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest bearing checking deposits decreased to 24.15% of total deposits down from 27.0% at December 31, 2006. Money market and savings accounts increased to 23.3% of total deposits from 21.9% at December 31, 2006. Time deposits increased to 51.4% of total deposits from 51.1% at December 31, 2006

CAPITAL RESOURCES

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

As of March 31, 2007 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements.

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

                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                            FOR CAPITAL              PROMPT CORRECTIVE
                                                 ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                           ---------------------       ---------------------       ----------------------
                                                                        MINIMUM      MINIMUM        MINIMUM      MINIMUM
                                            AMOUNT       RATIO          AMOUNT        RATIO          AMOUNT       RATIO
                                           ---------   ---------       ---------   ---------       ----------   ---------
COMPANY
As of March 31, 2007:
  Total capital
    (to risk weighted assets)              $  41,041       12.63%      $  26,002        8.00%             N/A         N/A
  Tier I capital
    (to risk weighted assets)              $  37,316       11.48%      $  13,001        4.00%             N/A         N/A
  Tier I capital
    (to average assets)                    $  37,316        9.78%      $  15,270        4.00%             N/A         N/A
BANK
As of March 31, 2007:
  Total capital
    (to risk weighted assets)              $  38,837       11.95%      $  25,969        8.00%      $   32,461       10.00%
  Tier I capital
    (to risk weighted assets)              $  35,976       11.08%      $  12,984        4.00%      $   19,477        6.00%
  Tier I capital
    (to average assets)                    $  35,956        9.42%      $  15,269        4.00%      $   19,087        5.00%

                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                            FOR CAPITAL              PROMPT CORRECTIVE
                                                 ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                           ---------------------       ---------------------       ----------------------
                                                                        MINIMUM     MINIMUM         MINIMUM      MINIMUM
                                            AMOUNT       RATIO          AMOUNT       RATIO           AMOUNT       RATIO
                                           ---------   ---------       ---------   ---------       ----------   ---------
COMPANY
As of December 31, 2006:
  Total capital
    (to risk weighted assets)              $  39,427       11.83%      $  26.654        8.00%             N/A         N/A
  Tier I capital
    (to risk weighted assets)              $  35,499       10.65%      $  13,327        4.00%             N/A         N/A
  Tier I capital
    (to average assets)                    $  35,499       10.17%      $  13,961        4.00%             N/A         N/A
BANK
As of December 31, 2006:
  Total capital
    (to risk weighted assets)              $  37,141        11.2%      $  27,922        8.00%      $   33,317       10.00%
  Tier I capital
    (to risk weighted assets)              $  34,141        10.3%      $  13,327        4.00%      $   19,990        6.00%
  Tier I capital
    (to average assets)                    $  34,141         9.7%      $  13,961        4.00%      $   17,541        5.00%

LIQUIDITY

The purpose of liquidity management is to ensure efficient and economical funding of the Company's assets consistent with the needs of the Company's depositors, borrowers and, to a lesser extent, shareholders. This process is managed not by formally monitoring the cash flows from operations, investing and financing activities as described in the Company's statement of cash flows, but through an understanding principally of depositor and borrower needs. As loan demand increases, the Company can use asset liquidity from maturing investments along with deposit growth to fund the new loans.

With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, available-for-sale investment securities, and principal and interest payments on loans. With respect to liabilities, liquidity is provided by core deposits, shareholders' equity and the ability of the Company to borrow funds and to generate deposits.

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $90.2 million or 22.3% of total assets at March 31, 2007 compared to $73.6 million or 19.0% of total assets at December 31, 2006. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the three months ended March 31, 2007 compared to December 31, 2006 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2006 Annual Report to Shareholders filed as an exhibit with the Company's 2006 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company's projected net interest income sensitivity analysis based on year-end data:

                                      March 31, 2007
                            ---------------------------------
                             Adjusted Net      Percent change
Change in Rates             Interest Income      from base
-------------------------   ---------------    --------------
                            (in thousands)
Up 200 basis points         $        19,634              5.02%
Up 150 basis points                  19,409              3.82%
Up 100 basis points                  19,176              2.57%

Base Scenario                        18,695              0.00%
Down 100 basis points               (18,494)            -1.08%
Down 150 basis points               (18,388)            -1.64%
Down 200 basis points               (18,277)            -2.24%

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

There were no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected or could significantly affect internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The Company is not aware of any material changes to the risks described in our Annual Report.

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


                                      Pacific State Bancorp


Date: May 15, 2007                    By:  /s/ Steven A. Rosso
                                           -------------------------------------
                                           Steven A. Rosso
                                           President and Chief Executive Officer


                                      Pacific State Bancorp


Date: May 15, 2007                    By:  /s/ JoAnne Roberts
                                           -------------------------------------
                                           JoAnne Roberts
                                           Senior Vice President and
                                           Chief Financial Officer

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