Form 10-Q/A
period 2007-06-30
PACIFIC STATE BANCORP
filed 2007-08-20
CIK 1169424

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2007

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

                                Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

     TITLE OF CLASS             SHARES OUTSTANDING AS OF AUGUST 6, 2007
     --------------             ---------------------------------------
      Common Stock                             3,696,157
      No Par Value

================================================================================

                                EXPLANATORY NOTE

This Form 10-Q for Pacific State Bancorp for period ended June 30, 2007 is being re-filed as Amendment No. 1 because an error occurred during the electronic filing transmission on August 14, 2007 and the Form 10-Q did not upload to the SEC website in its entirety.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PACIFIC STATE BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                      June 30,     December 31,
(in thousands, except share amounts)                               2007           2006
------------------------------------------------------------   ------------   ------------
Assets
Cash and due from banks                                        $     14,257   $     18,985
Federal funds sold                                                   31,164         31,630
                                                               ------------   ------------
          Total cash and cash equivalents                            45,421         50,615

Investment securities - available for sale (amortized
cost of $38,216 in 2007 and $23,186 in 2006)                         37,262         23,107
Loans, less allowance for loan losses of $2,699 in 2007
and $2,478 in 2006                                                  296,138        287,318
Premises and equipment, net                                          13,020         11,957
Company owned life insurance                                          6,198          6,079
Accrued interest receivable and other assets                          8,300          7,676
                                                               ------------   ------------
               Total assets                                    $    406,339   $    386,752
                                                               ============   ============

Liabilities and Shareholders' Equity

Deposits:
    Non-interest bearing                                       $     63,077   $     73,197
    Interest bearing                                                289,780        267,799
                                                               ------------   ------------
          Total deposits                                            352,857        340,996
Other borrowings                                                      8,500          4,900
Subordinated debentures                                               8,764          8,764
Accrued interest payable and other liabilities                        4,145          3,033
                                                               ------------   ------------
          Total liabilities                                         374,266        357,693
Shareholders' equity:
    Preferred stock - no par value; 2,000,000 shares
       authorized; none issued or outstanding
   Common stock - no par value; 24,000,000 shares
       authorized; issued and outstanding 3,696,157 in
       2007 and 3,661,477 in 2006                                     9,961          9,651
Retained earnings                                                    22,190         19,455
Accumulated other comprehensive loss, net of tax                        (77)           (47)
                                                               ------------   ------------
               Total shareholders' equity                            32,073         29,059
                                                               ------------   ------------
               Total liabilities and shareholders' equity      $    406,339   $    386,752
                                                               ============   ============

       See notes to unaudited condensed consolidated financial statements

                              PACIFIC STATE BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended           Six months ended
                                                             June 30,                   June 30,
(Unaudited)                                        -------------------------   -------------------------
(in thousands, except share amounts)                  2007           2006          2007          2006
----------------------------------------------     -----------   -----------   -----------   -----------
Interest income:
     Interest and fees on loans                    $     7,300   $     5,998   $    14,142   $    11,459
     Interest on Federal funds sold                        348             6           669            17
     Interest on investment securities                     484           317           827           637
                                                   -----------   -----------   -----------   -----------
               Total interest income                     8,132         6,321        15,638        12,113
Interest expense:
     Interest on deposits                                3,239         1,792         6,156         3,276
     Interest on subordinated debentures                   185           180           377           344
     Interest on borrowings                                 55           150           121           221
                                                   -----------   -----------   -----------   -----------
               Total interest expense                    3,479         2,122         6,654         3,841
                                                   -----------   -----------   -----------   -----------
               Net interest income before
                provision for loan losses                4,653         4,199         8,984         8,272
Provision for loan losses                                   55            90           220           180
                                                   -----------   -----------   -----------   -----------
          Net interest income after
           provision for loan losses                     4,598         4,109         8,764         8,092
                                                   -----------   -----------   -----------   -----------
Non-interest income:
     Service charges                                       217           250           438           458
     Other fee income                                      470           230           926           461
     Gain on sale of loans                                  19            20            28           180
                                                   -----------   -----------   -----------   -----------
               Total non-interest income                   706           500         1,392         1,099
                                                   -----------   -----------   -----------   -----------
Non-interest expenses:
     Salaries and employee benefits                      1,506         1,335         2,988         2,685
     Occupancy                                             277           208           563           407
     Furniture and equipment                               200           183           367           361
     Other                                               1,019           726         1,783         1,586
                                                   -----------   -----------   -----------   -----------
               Total non-interest expenses               3,002         2,452         5,701         5,039
                                                   -----------   -----------   -----------   -----------

               Income before provision for
                income taxes                             2,313         2,157         4,455         4,152
Provision for income taxes                                 904           850         1,720         1,638
                                                   -----------   -----------   -----------   -----------
               Net income                          $     1,409   $     1,307   $     2,735   $     2,514
                                                   ===========   ===========   ===========   ===========
Basic earnings per share                           $      0.38   $      0.37   $      0.75   $      0.72
                                                   ===========   ===========   ===========   ===========
Diluted earnings per share                         $      0.35   $      0.34   $      0.68   $      0.65
                                                   ===========   ===========   ===========   ===========
Weighted average common shares outstanding           3,677,935     3,510,801     3,665,558     3,493,964
Weighted average common and common equivalent
shares outstanding                                   4,002,109     3,900,010     3,999,302     3,894,748

       See notes to unaudited condensed consolidated financial statements

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (In thousands)

(Unaudited)                                                        2007           2006
------------------------------------------------------------   ------------   ------------
Cash flows from operating activities:
     Net income                                                $      2,735   $      2,514
     Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for loan losses                                     220            180
          Net (increase) decrease in deferred loan
           origination costs                                            (20)            95
          Depreciation and amortization                                  (3)            69
          Gain on sale of loans, net                                    (28)          (180)
          Provision for deferred taxes                                  (29)
          Stock-based compensation expense                              127            124
          Increase in Company owned life insurance,
           net                                                         (119)           (88)
          Increase in accrued interest
           receivable and other assets                                 (608)          (232)
          Increase (decrease) in accrued interest
           payable and other liabilities                              1,113            (50)
                                                               ------------   ------------
               Net cash provided by operating
                activities                                            3,388          2,432
                                                               ------------   ------------

Cash flows from investing activities:

     Purchases of available-for-sale investment
      securities                                                    (24,477)        (4,100)
     Proceeds from matured and called available-
      for-sale investment securities                                  9,070          9,026
     Proceeds from principal repayments from
      available-for-sale government-guaranteed
      mortgage-backed securities                                      1,558            360
     Proceeds from principal repayments from
      held-to-maturity government-guarantee
      mortgage-backed securities                                          1             40
     Net increase in loans                                           (8,992)       (28,646)
     Purchases of premises and equipment                             (1,384)          (266)
                                                               ------------   ------------
          Net cash used in investing activities                     (24,224)       (23,586)
                                                               ------------   ------------

                                   (Continued)

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (In thousands)

                                                                   2007           2006
                                                               ------------   ------------
Cash flows from financing activities:
     Net decrease in demand, interest-bearing
      and savings deposits                                     $    (23,253)  $    (17,844)
     Net increase in time deposits                                   35,114         32,080
     Proceeds from exercise of stock options                            181            350
     Proceeds from stock issuance                                                      250
     Net increase in short-term borrowings                            3,600            900
                                                               ------------   ------------
          Net cash provided by financing activities                  15,642         15,736
                                                               ------------   ------------
          Decrease in cash and cash equivalents                      (5,194)        (5,418)

Cash and cash equivalents at beginning of year                       50,615         19,120
                                                               ------------   ------------
Cash and cash equivalents at end of year                       $     45,421   $     13,702
                                                               ============   ============

                      PACIFIC STATE BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts II and III. Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts II and III are unconsolidated, wholly owned statutory business trusts formed in March, 2004 and June 2007, respectively for the exclusive purpose of issuing and selling trust preferred securities. In June2007 the trust preferred securities held by Pacific State Statutory Trust I were redeemed from the proceeds of the issuance of Trust Preferred Securities issued by Pacific State Statutory Trust III. Pacific State Statutory Trust I was terminated on July 11, 2007.

        The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of June 30, 2007 had 86 employees, including 36 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto and Tracy and a limited service branch in Hayward, California. Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of "PSBC".

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management,  the unaudited  condensed  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2007 and December 31, 2006, and the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six month periods ended June 30, 2007 and 2006 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted. The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 2007 may not necessarily be indicative of the operating results for the full year.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the provision for income taxes and the estimated fair value of available for sale investment securities.

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

3. LOANS

Outstanding loans are summarized below:

                                             June 30,      December 31,
(In thousands)                                 2007            2006
----------------------------------------   ------------    ------------
Commercial                                 $     64,347    $     57,942
Agriculture                                      15,557          16,873
Real estate - commercial                        134,136         127,545
Real estate - construction                       72,858          75,654
Installment & other                              11,888          11,742
                                           ------------    ------------
                                                298,777         289,756
Deferred loan fees and costs, net                    60              40
Allowance for loan losses                        (2,699)         (2,478)
                                           ------------    ------------
Total net loans                            $    296,138    $    287,318
                                           ------------    ------------

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $125,699,000 and $110,937,000 and stand-by letters of credit of $2,024,000 and $2,971,000 at June 30, 2007 and December 31, 2006, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $53,329,000 of the loan commitments outstanding at June 30, 2007 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at June 30, 2007 and December 31, 2006.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of outstanding options. The treasury stock method has been applied to determine the dilutive effect of stock options.

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

                                               Three Months Ended             Six Months Ended
                                           --------------------------    --------------------------
(in thousands)                              6/30/2007      6/30/2006      6/30/2007      6/30/2006
----------------------------------------   -----------    -----------    -----------    -----------
Net Income                                       1,409          1,307          2,735          2,514
Other Comprehensive Loss:
     Change in unrealized loss on
      available for sale securities                 (9)           (14)           (30)           (33)
     Reclassification adjustment                     -              -              -              -
                                           -----------    -----------    -----------    -----------
Total Other Comprehensive Loss                      (9)           (14)           (30)           (33)
                                           -----------    -----------    -----------    -----------
Total Comprehensive Income                       1,400          1,293          2,705          2,481
                                           ===========    ===========    ===========    ===========

7. STOCK -BASED COMPENSATION

Stock Option Plan

At June 30, 2007, the Company has one stock-based compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the "Plan"). The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. New shares are issued upon the exercise of options. Under the Plan, 56,954 shares of common stock remain reserved for issuance to employees and directors through incentive and non-statutory agreements.

Stock Option Compensation

There were no stock options granted in the three and six month periods ended June 30, 2007 and June 30, 2006. For the three month periods ended June 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $77,000 and $62,000, respectively. For the six month periods ended June 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $127,000 and $124,000, respectively. The excess tax benefits were not significant for the Company.

At June 30, 2007, the total compensation cost related to nonvested stock option awards granted to employees under the Company's stock option plans but not yet recognized was $355,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.0 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of June 30, 2007 and changes during the period then ended is presented below:

                                                                          Weighted
                                                           Weighted        Average       Aggregate
                                                            Average      Remaining       Intrinsic
                                                            Exercise     Contractual       Value
Options                                       Shares         Price          Term          ($000)
----------------------------------------   -----------    -----------    -----------    -----------
Outstanding at January 1, 2007                 668,499    $      7.04      6.8 years    $     7,313
     Granted                                         -                             -              -
     Exercised                                 (34,680)   $      5.24              -              -
     Cancelled                                       -                             -              -
                                           -----------
Outstanding at June 30, 2007                   633,819    $      6.90      6.6 years    $     7,023
                                           ===========                   ===========    ===========
Options vested or expected to vest
at June 30, 2007                               402,205    $      6.90      2.9 years    $     4,456
                                           ===========                   ===========    ===========
Exercisable at June  30, 2007                  402,205    $      6.90      2.9 years    $     4,456
                                           ===========                   ===========    ===========

The intrinsic value was derived from the market price of the Company's common stock of $17.98 as of June 30, 2007.

8. SUBORDINATED DEBENTURES

On June 27, 2007, the Company through its newly formed business trust subsidiary, Pacific State Statutory Trust III issued and sold $5,000,000 of the Trust's Floating Rate Capital Securities. The proceeds from the sale of the securities were combined with the proceeds of the sale by the Trust to the Company of the Trust's common securities and were used by the Trust to purchase $5,155,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures ("2007 Debentures") of the Company. The interest rate on the 2007 Debentures is variable, based on the three-month LIBOR plus 1.45%, and is payable and resets quarterly. The 2007 Debentures mature in September 2037 but are redeemable at par after five years.

On June 26, 2007, the first call date without penalty, the Company redeemed $5,155,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures with interest at six-month LIBOR plus 3.45%, issued in June 2002 by Pacific State Statutory Trust I ("2002 Debentures") and the proceeds were used to redeem $5,000,000 in principal amount of its Floating Rate Capital Securities issued by Trust I in June 2002. As a result, the Company recognized $129,000 in non-interest expenses for the remaining unamortized origination costs on the 2002 Debentures. Pacific State Statutory Trust I was terminated on July 11, 2007.

9. INCOME TAXES

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

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company's provision for income taxes for the six months ended June 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

10. NEW ACCOUNTING PRONOUNCEMENTS

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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No.
12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-
dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its financial position, results of operations or cash flows.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2006 Annual Report to Shareholders on Form 10-K.

OVERVIEW

For the three months ended June 30, 2007:

The Company's net income increased $102 thousand or 7.80% to $1,409 thousand for the second quarter of 2007 from $1,307 thousand for the same period in 2006. The primary contributors to the increase in net income for the second quarter of 2007 were the (1) $454 thousand increase in net interest income, (as the increase in interest income was greater than the increase in interest expense), and a (2) $206 thousand increase in non-interest income, primarily other fees, over the same period in 2006. These increases were partially offset by increases in non interest expenses of $550 thousand. The increase in non-interest expenses consisted primarily of increases in salaries and benefits of $171 thousand, occupancy and furniture and equipment expenses of $86 thousand as well as an increase of $293 thousand in other expenses. The increase in other expense is the result of $129 thousand to recognize the unamortized origination costs as a result of the redemption of the Trust Preferred Securities issued in June of 2002. These Trust Preferred Securities were redeemed on the first call date in June 2007 in order to reissue new Trust preferred Securities at a lower interest rate. The provision for income taxes increased $54 thousand. Basic earnings per share increased to $0.38 for the second quarter of 2007 up 2.70% from $0.37 for the same period in 2006. Diluted earnings per share increased to $0.35 for the second quarter of 2007 up 2.94% from the $0.34 for the same period in 2006.

For the six months ended June 30, 2007:

The Company's net income increased $221 thousand or 8.79% to $2,735 thousand for the six months ended June 30, 2007 from $2,514 thousand for the same period in 2006. The primary contributors to the increase in net income for the six months ended June 30, 2007 were the (1) $712 thousand increase in net interest income, (as the increase in interest income was greater than the increase in interest expense), and (2) $293 thousand increase in non interest income, primarily other fees offset by a decline in the gain on sale of loans, over the same period in 2006. These increases were partially offset by increases in non interest expenses of $662 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $303 thousand, occupancy and furniture and equipment expenses of $162 thousand as well as an increase of $197 thousand in other expenses. The increase in salaries, occupancy and furniture and equipment expense are the result of opening the Company's eighth office in Lodi, California in late 2006. The increase in other expense is the result of $129 thousand to recognize the unamortized origination costs as a result of the redemption of the Trust Preferred Securities issued in June of 2002. These Trust Preferred Securities were redeemed on the first call date in June 2007 in order to reissue new Trust preferred Securities at a lower interest rate. The provision for income taxes increased $82 thousand. Basic earnings per share increased to $0.75 for the six months ended June 30, 2007 up 4.17% from $0.72 for the same period in 2006. Diluted earnings per share increased to $0.68 for the six months ended June 30, 2007 up 4.62% from the $0.65 for the same period in 2006.

Total assets at June 30, 2007 were $406 million, an increase of $20 million or 5.06%, from the $387 million at December 31, 2006. The growth in assets was primarily in the Company's level of Federal funds sold and investments. Federal funds sold and investments grew $14 million or 25.01% to $68 million at June 30, 2007 from $55 million at December 31, 2006. Loans grew by $9 million or 3.07% to $296 million at June 30, 2007 from $287 million at December 31, 2006. The growth in loans and Federal funds sold and investments was funded by the net income of $2.7 million, growth in deposits of $12 million or 3.48% and an increase in other borrowings of $3.6 million.

The annualized return on assets ("ROA") was 1.43% for the three month period ended June 30, 2007 compared to 1.65% for the same period in 2006. The annualized return on equity ("ROE") was 18.33% for the three month period ended June 30, 2007 compared to 22.60% for the same period in 2006. The decrease in ROE is primarily attributable to an increase in shareholders equity from net income, the proceeds from the sale of common stock to a new member of the Board of Directors and the exercise of stock options. The increase in equity totaled $7.5 million or 30.49% from June 30, 2006.

The annualized return on assets ("ROA") was 1.42% for the six month period ended June 30, 2007 compared to 1.62% for the same period in 2006. The annualized return on equity ("ROE") was 18.29% for the six month period ended June 30, 2007 compared to 22.64% for the same period in 2006. The decrease in ROE is primarily attributable to an increase in shareholders equity from net income, the proceeds from the sale of common stock to a new member of the Board of Directors and the exercise of stock options.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $4.7 million for the three months ended June 30, 2007, an increase of $454 thousand or 10.81% from $4.2 million for the same period in 2006. The increase in net interest income was primarily a result of the increase in the average balances of earning assets mainly in loans and Federal funds supported by the overall increase in the yields earned. These increases were partially offset by the increases in both the level of and mix in average interest bearing liabilities, primarily increases in time deposits and decreases in interest-bearing demand deposits, and increases in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $1.8 million or 28.65% to $8.1 million for the three months ended June 30, 2007 from $6.3 million for the same period in 2006. The increase in interest income was primarily attributed to increases in levels of average loans and Federal funds sold and the increases in the yields earned on those earning assets. Loan volume increased due to the overall growth of the Company. The Company's average loan balances were $295.0 million for the three months ended June 30, 2007, up $29.7 million or 11.19% from $265.3 million for the same period in 2006. The Company's average loan yield was 9.92% for the three months ended June 30, 2007, up 85 basis points from the 9.07% yield for the same period in 2006. As a result, interest income on loans increased $1,302 thousand. The Company's average balances of investment securities increased $10.2 million to $37.3 million for the three months ended June 30, 2007 from the $27.1 million for the same period in 2006. The Company's average yield on investments increased 51 basis points to 5.20% from 4.69% for the same period in 2006. As a result of the increase in volume and yield, interest income increased $167 thousand. The Company's average balances of Federal funds sold increased $26.6 million to $27.4 million for the three months ended June 30, 2007 from the $861 thousand for the same period in 2006. The Company's average yield on Federal funds sold increased 229 basis points to 5.09% from 2.80% for the same period in 2006. As a result, interest income increased $1.8 million. The overall yield on average earning assets increased 43 basis points to 9.07% for the three months ended June 30, 2007, from 8.64% for the same period in 2006.

Interest expense increased $1.4 million, or 63.95% to $3.5 million for the three months ended June 30, 2007, from $2.1 million for the same period in 2006. The increase is primarily attributed to the change in mix of interest bearing liabilities, (as the level of average time deposits increased significantly while the levels of other interest bearing liabilities decreased), and the overall increases in the rates paid on all interest bearing liabilities. Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates paid on deposits were increased during the period as rates on deposits were increased to remain competitive with other financial institutions. The Company's average balances of time deposits were $196.2 million for the three months ended June 30, 2007, up $80.1 million, or 69.08% from $116.1 million for the same period in 2006. The average rate paid on time deposits also increased 116 basis points to 5.32% for the three months ended June 30, 2007 from 4.16% for the same period in 2006. As a result, interest expense on time deposits increased $1.4 million. The Company's average balances of interest bearing demand deposits decreased $4.9 million to $84.5 million for the three months ended June 30, 2007 from $89.4 million for the same period in 2006. The average rate paid increased 38 basis points to 2.95% from 2.57% for the same period in 2006. As a result interest expense on interest bearing demand deposits decreased $49 thousand. The Company's average balances of other borrowings decreased $6.0 million to $13.6 million for the three months ended June 30, 2007 from $19.6 million for the same period in 2006 and the rates paid increased 34 basis points to 7.10% for the three months ended June 30, 2007 from 6.76% for the same period in 2006. As a result of the decreased volume offset by the increased rates paid, interest expense on other borrowings decreased $90 thousand. The overall rates paid on average interest-bearing liabilities increased 98 basis points to 4.66% for the three months ended June 30, 2007, from 3.68% for the same period in 2006.

As a result of the changes noted above, the net interest margin for the three months ended June 30, 2007 decreased 55 basis points to 5.19%, from 5.74% for the same period in 2006.

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

                                                        THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                          JUNE 30, 2007                      JUNE 30, 2006
                                               ----------------------------------   --------------------------------
                                                              Interest                           Interest
                                                               Income     Average                 Income    Average
                                                  Average        or      Yield or     Average      or       Yield or
                                                  Balance      Expense     Cost       Balance     Expense     Cost
                                               ------------   --------   --------   ---------- ----------   --------
ASSETS:
Interest-earning assets:
Loans (1)(2)                                   $    295,030   $  7,300       9.92%  $  265,333   $  5,998       9.07%
Investment securities (1)                            37,310        484       5.20%      27,095        317       4.69%
Federal funds sold                                   27,424        348       5.09%         861          6       2.80%
                                               ------------   --------              ---------- ----------
         Total average earning assets               359,764      8,132       9.07%     293,289      6,321       8.64%

Non-earning assets:
Cash and due from banks                              16,644                             13,498
Other assets                                         20,143                             11,215
                                               ------------                         ----------
         Total average assets                  $    396,551                         $  318,002
                                               ============                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits

      Interest-bearing demand                  $     84,522        622       2.95%  $   89,412        573       2.57%
      Savings                                         5,343         13       0.98%       6,298         15       0.96%
      Time deposits                                 196,233      2,604       5.32%     116,062      1,204       4.16%
      Other borrowings (3)                           13,564        240       7.10%      19,592        330       6.76%
                                               ------------   --------              ----------   --------
         Total average interest-bearing
         liabilities                                299,661     3,479        4.66%     231,364      2,122       3.68%
                                                                         ========                           ========
Noninterest-bearing liabilities:
      Demand deposits                                63,893                             62,558
      Other liabilities                               2,157                                881
                                               ------------                         ----------
         Total liabilities                          365,711                            294,803
Shareholders' equity:                                30,839                             23,199
                                               ------------                         ----------
Total average liabilities and shareholders'
equity                                         $    396,551                         $  318,002
                                               ============   --------              ==========   --------
Net interest income                                           $  4,653                           $  4,199
                                                              ========                           ========
Yield on interest-earning assets (4)                                         9.07%                              8.64%
Cost of funding interest-earning assets                                      3.88%                              2.90%
                                                                         --------                           --------
Net interest margin (5)                                                      5.19%                              5.74%
                                                                         ========                           ========

(1)      Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the three month periods ended June 30, 2007 and 2006 amounted to $809 thousand $480 thousand, respectively.
(3) For the purpose of this table the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5) Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                 THREE MONTHS ENDED JUNE 30,
                                       2007 OVER 2006 CHANGE IN NET INTEREST INCOME
                                       --------------------------------------------
                                          NET
(In thousands)                          CHANGE        RATE      VOLUME       MIX
-------------------------------------  --------     --------   --------    --------
Interest Income:
Loans                                  $  1,302     $    567   $    671    $     63
Investment securities                       167           34        120          13
Federal funds sold                          342            5        185         152
Interest Bearing Deposits in Banks            -            -          -           -
                                       --------     --------   --------    --------
     Total interest income             $  1,811     $    607   $    976    $    228

Interest Expense:
Interest-bearing demand                      49           85        (31)         (5)
Savings                                      (2)           0         (2)         (0)
Time deposits                             1,400          336        832         232
Other borrowing                             (90)          17       (102)         (5)
                                       --------     --------   --------    --------
     Total interest expense            $  1,357     $    438   $    697    $    222
                                       --------     --------   --------    --------
Net interest income                    $    454     $    169   $    279    $      6
                                       ========     ========   ========   =========

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $55 thousand in provision for loan losses for the three month period ended June 30, 2007, a decrease of $35 thousand or 38.89% from $90 thousand for the same period in 2006. The decrease in the provision is based on management's assessment of the required level of reserves. Management assesses loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended June 30, 2007, total non-interest income increased $206 thousand or 41.20% to $706 thousand, up from $500 thousand for the comparable period in 2006. The increase in non-interest income was primarily the result of increases in fee income derived from the referral of commercial mortgage loans to third parties. The increase was offset by a decrease in service charge income of $33 thousand or 13.20% to $217 thousand for the quarter ended June 30, 2007 down from $250 thousand for the comparable period in 2006 as a result of a decrease in the volume of transaction accounts as well as the increase in the number of service charge free checking accounts.

Non-Interest Expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended June 30, 2007 was $3.0 million compared to $2.5 million for the same period in 2006, representing an increase of $550 thousand or 22.43%. This increase reflects increases in salaries and benefits of $171 thousand or 12.81% which are indicative of the additions to staff for the Lodi office opened in the 4th quarter of 2006 and of expanded branch operations in line with their respective growth. The increase in occupancy and furniture and equipment expense of $86 thousand is attributable to the opening of the Lodi office. The increase in other expense is the result of $129 thousand to recognize the unamortized origination costs as a result of the redemption of the Trust Preferred
Securities issued in June of 2002. These Trust Preferred Securities were redeemed on the first call date in June 2007 in order to reissue new Trust Preferred Securities at a lower interest rate. The additional increase in other expense of $164 thousand was the result of increased expenses associated with the growth of the Company.

The following table sets forth a summary of non-interest expense for the three month periods ended June 30, 2007 and 2006:

                                Three Months Ended
                               -------------------
                               June 30,   June 30,
(In thousands)                   2007       2006
----------------------------   --------   --------
Non-interest Expense:
Salaries & Benefits            $  1,506   $  1,335
Occupancy                           277        208
Furniture and Equipment             200        183
Other Expense                     1,019        726
                               --------   --------
Total Non-Interest Expenses    $  3,002   $  2,452
                               ========   ========

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the three month period ended June 30, 2007 decreased slightly to 39.08% from 39.4% for the same period in 2006. The decrease was due primarily to the decreased level of income derived from Enterprise Zone loans

The following table reflects the Company's tax provision and the related effective tax rate for the three months periods ended June 30, 2007 and 2006:

                               Three Months Ended
                               -------------------
                               June 30,   June 30,
(In thousands)                   2007       2006
----------------------------   --------   --------
Tax Provision                  $    904   $    850
Effective Tax Rate                39.08%      39.4%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

Net interest income before provision for loan losses. Net interest income, on a non-tax equivalent basis, was $9.0 million for the six months ended June 30, 2007, an increase of $712 thousand or 8.61% from $8.3 million for the same period in 2006. The increase in net interest income was primarily a result of the increase in the average balances of earning assets (mainly in loans and Federal funds) supported by the overall increases in the yields earned. These increases were partially offset by the increases in both the level of and mix in average interest bearing liabilities, primarily increases in time deposits, decreases in interest-bearing demand deposits and other borrowings, and by the increase in the average rates paid, primarily on time deposits and other borrowings.

Interest income increased $3.5 million or 29.10% to $15.6 million for the six months ended June 30, 2007 from $12.1 million for the same period in 2006. The increase in interest income was primarily attributed to increases in levels of average loans and Federal funds sold and to the increases in the yields earned on those earning assets. Loan volume increased due to the overall growth of the Company. The Company's average loan balances were $294.0 million for the six months ended June 30, 2007, up $36.7 million or 14.28% from $257.0 million for the same period in 2006. The Company's average loan yield was 9.71% for the six months ended June 30, 2007, up 72 basis points from the 8.99% yield for the same period in 2006. As a result, interest income on loans increased $2.7 million. The Company's average balances of investment securities increased $4.5 million to $31.9 million for the six months ended June 30, 2007 from the $27.4 million for the same period in 2006. The Company's average yield on investments increased 49 basis points to 5.18% from 4.69% for the same period in 2006. As a result of the increase in volume and yield, interest income increased $184 thousand. The Company's average balances of Federal funds sold increased $25.5 million to $26.4 million for the six months ended June 30, 2007 from the $845 thousand for the same period in 2006. The Company's average yield on Federal funds sold increased 105 basis points to 5.11% from 4.06% for the same period in 2006. As a result, interest income increased $652 thousand. The overall yield on average earning assets increased 39 basis points to 8.95% for the six months ended June 30, 2007, from 8.56% for the same period in 2006.

Interest expense increased $2.8 million, or 73.24% to $6.6 million for the six months ended June 30, 2007, from $3.8 million for the same period in 2006. The increase is primarily attributed to the change in mix of interest bearing liabilities (as the levels of the average time deposits increased significantly while the levels of all other interest bearing liabilities decreased) and to the overall increases in the rates paid on all interest bearing liabilities. Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates paid on deposits were increased during the period to remain competitive with other financial institutions. The Company's average balances of time deposits were $187.7 million for the six months ended June 30, 2007, up $80.9 million, or 75.76% from $106.8 million for the same period in 2006. The average rate paid on time deposits also increased 135 basis points to 5.26% for the six months ended June 30, 2007 from 3.91% for the same period in 2006. As a result, interest expense on time deposits increased $2.8 million. The Company's average balances of interest bearing demand deposits decreased $9.5 million to $86.2 million for the six months ended June 30, 2007 from $95.7 million for the same period in 2006. The average rate paid increased 39 basis points to 2.88% from 2.49% for the same period in 2006. As a result of the decrease in volume offset by the increase in rates paid, interest expense on interest bearing demand deposits increased $48 thousand. The Company's average balances of other borrowings decreased $4.5 million to $13.7 million for the six months ended June 30, 2007 from $18.2 million for the same period in 2006. Rates paid on other borrowings increased 107 basis points to 7.34% for the six months ended June 30, 2007 from 6.27% for the same period in 2006. As a result of the decreased volume offset by the increased rates paid, interest expense on other borrowings decreased $67 thousand. The overall rates paid on average interest-bearing liabilities increased 117 basis points to 4.58% for the six months ended June 30, 2007, from 3.41% for the same period in 2006.

As a result of the changes noted above, the net interest margin for the six months ended June 30, 2007 decreased 71 basis points to 5.14%, from 5.85% for the same period in 2006.

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

                                                       SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30, 2007                        JUNE 30, 2006
                                              ---------------------------------    ---------------------------------
                                                           Interest    Average                  Interest    Average
                                               Average    Income or    Yield or     Average    Income or   Yield or
                                               Balance     Expense      Cost        Balance     Expense      Cost
                                              ---------   ---------   ---------    ---------   ---------   ---------
ASSETS:
Interest-earning assets:
Loans (1)(2)                                  $ 293,728   $  14,142        9.71%   $ 257,036   $  11,459        8.99%
Investment securities (1)                        31,945         821        5.18%      27,408         637        4.69%
Federal funds sold                               26,393         669        5.11%         845          17        4.06%
Interest bearing deposits in banks                  215           6        5.63%           0           0        0.00%
                                              ---------   ---------                ---------   ---------
          Total average earning assets          352,281      15,638        8.95%     285,289      12,113        8.56%
Non-earning assets:
Cash and due from banks                          16,316                               12,896
Other assets                                     21,007                               14,431
                                              ---------                            ---------
          Total average assets                $ 389,604                            $ 312,616
                                              =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits

     Interest-bearing demand                  $  86,181       1,230        2.88%   $  95,679       1,182        2.49%
     Savings                                      5,468          27        1.00%       6,415          25        0.79%
     Time deposits                              187,687       4,899        5.26%     106,785       2,069        3.91%
     Other borrowings (3)                        13,677         498        7.34%      18,169         565        6.27%
                                              ---------   ---------                ---------   ---------
          Total average interest-bearing
          liabilities                           293,013       6,654        4.58%     227,048       3,841        3.41%
                                                                      =========                            =========
Noninterest-bearing liabilities:
     Demand deposits                             64,609                               61,686
     Other liabilities                            1,826                                1,486
                                              ---------                            ---------
          Total liabilities                     359,448                              290,220
Shareholders' equity:                            30,156                               22,396
                                              ---------                            ---------
Total average liabilities and shareholders'
equity                                        $ 389,604                            $ 312,616
                                              =========                            =========
                                                          ---------                            ---------
Net interest income                                       $   8,984                            $   8,272
                                                          =========                            =========

Yield on interest-earning assets (4)                                       8.95%                                8.56%
Cost of funding interest-earning assets                                    3.81%                                2.72%
                                                                      ---------                            ---------
Net interest margin (5)                                                    5.14%                                5.85%
                                                                      =========                            =========

(1)  Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the six month periods ended June 30, 2007 and 2006 amounted to $1,196 thousand and $897 thousand, respectively.
(3) For the purpose of this table the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5)  Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the six month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                          SIX MONTHS ENDED JUNE 30,
                                                2007 OVER 2006 CHANGE IN NET INTEREST INCOME
                                              ------------------------------------------------
                                                 NET
(In thousands)                                  CHANGE        RATE        VOLUME        MIX
-------------------------------------------   ---------    ---------    ---------    ---------
Interest Income:
Loans                                         $   2,683    $     916    $   1,636    $     131
Investment securities                               184           67          105           11
Federal funds sold                                  652            4          514          134
Interest bearing deposits in banks                    6            -            -            6
                                              ---------    ---------    ---------    ---------
     Total interest income                    $   3,525    $     988    $   2,255    $     282

Interest Expense:
Interest-bearing demand                              48          184         (117)         (18)
Savings                                               2            7           (4)          (1)
Time deposits                                     2,830          718        1,568          544
Other borrowing                                     (67)          97         (140)         (24)
     Total interest expense                   $   2,813    $   1,005    $   1,307    $     501
                                              ---------    ---------    ---------    ---------
Net interest income                           $     712    $     (17)   $     948    $    (220)
                                              =========    =========    =========    =========

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $220 thousand in provision for loan losses for the six month period ended June 30, 2007, an increase of $40 thousand or 22.22% from $180 thousand for the same period in 2006. The increase in the provision is based on management's assessment of the required level of reserves. Management assesses loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the six months ended June 30, 2007, total non-interest income increased $293 thousand or 26.67% to $1.4 million, up from $1.1 million for the comparable period in 2006. The increase in non-interest income was primarily the result of increases in fee income derived from the referral of commercial mortgage loans to third parties. The increase was offset by a decrease in gain on sale of loans and a decrease in service charge income.

Other fee income increased $465 thousand as a result of increases in mortgage referral fees due to an increase in Commercial Real Estate loan referral activity during the first quarter of 2007 as opposed to the same period in 2006.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived from the gain on sale of loans decreased $152 thousand or 84.44% to $28 thousand, down from $180 thousand for the comparable period in 2006.

The decrease in service charge income is the result of a decrease in the volume of transaction accounts as well as the increase in the number of service charge free checking accounts. Income derived from the service charges decreased $20 thousand or 4.37% to $438 thousand, down from $458 thousand for the comparable period in 2006.

Non-Interest Expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the six months ended June 30, 2007 was $5.7 million compared to $5.0 million for the same period in 2006, representing an increase of $662 thousand or 13.14%. This increase reflects increases in salaries and benefits of $303 thousand or 11.28% which are indicative of the additions to staff for the Lodi office opened in the 4th quarter of 2006 and of expanded branch operations in line with their respective growth. The increase in occupancy and furniture and equipment expense of $162 thousand is also primarily a result of the opening of the Lodi office. The increase in other expense is the result of $129 thousand to recognize the unamortized origination costs as a result of the redemption of the Trust Preferred Securities issued in June of 2002. These Trust Preferred Securities were redeemed on the first call date in June 2007 in order to reissue new Trust Preferred Securities at a lower interest rate. The additional increase in other expense of $68 thousand, was the result of increased expenses associated with the growth of the Company.

The following table sets forth a summary of non-interest expense for the six months periods ended June 30, 2007 and 2006:

                                                 Six Months Ended
                                              ----------------------
                                               June 30,    June 30,
(In thousands)                                   2007        2006
-------------------------------------------   ---------    ---------
Non-interest Expense:
Salaries & Benefits                           $   2,988    $   2,685
Occupancy                                           563          407
Furniture and Equipment                             367          361
Other Expense                                     1,783        1,586
                                              ---------    ---------
Total Non-Interest Expenses                   $   5,701    $   5,039
                                              =========    =========

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the six month period ended June 30, 2007 decreased slightly to 38.6% from 39.5% for the same period in 2006. The decrease was primarily due to the increased level of income derived from Enterprise Zone loans.

The following table reflects the Company's tax provision and the related effective tax rate for the six months periods ended June 30, 2007 and 2006:

                                                 Six Months Ended
                                              ----------------------
                                               June 30,     June 30,
(In thousands)                                   2007         2006
-------------------------------------------   ---------    ---------
Tax Provision                                 $   1,720    $   1,638
Effective Tax Rate                                 38.6%        39.5%

FINANCIAL CONDITION

Total assets at June 30, 2007 were $406 million, an increase of $20 million or 5.06%, from the $387 million at December 31, 2006. The growth in assets was primarily in the Company's level of Federal funds sold and investments. Federal funds sold and investments grew $14 million or 25.01% to $68 million at June 30, 2007 from $55 million at December 31, 2006. Loans grew by $9 million or 3.07% to $296 million at June 30, 2007 from $287 million at December 31, 2006. The growth in Federal funds sold and investments was funded by the net income of $2.7 million, growth in deposits of $12 million or 3.48% and the increase of $3.6 million in other borrowings.

The change in deposits was comprised of a decrease in non-interest bearing deposits of $10.1 million or 13.83% to $63.0 million at June 30, 2007 from $73.2 million at December 31, 2006. This decrease was offset by increases in interest bearing deposits of $21.9 million or 8.21% to $289.8 million at June 30, 2007 from $267.8 million at December 31, 2006. The change in the mix of deposit is the result of disintermediation in which depositors seek higher yields on deposits by placing the deposits in higher yield term accounts.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                June 30,      December 31,
(In thousands)                                    2007            2006
-------------------------------------------   ------------    ------------
Commercial                                    $     64,347    $     57,942
Agriculture                                         15,557          16,873
Real estate - commercial                           134,136         127,545
Real estate - construction                          72,858          75,654
Installment & other                                 11,888          11,742
                                              ------------    ------------
                                                   298,777         289,756
Deferred loan fees and costs, net                       60              40
Allowance for loan losses                           (2,699)         (2,478)
                                              ------------    ------------
Total net loans                               $    296,138    $    287,318
                                              ------------    ------------

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley. Net portfolio loans have increased by $8.8 million or 3.07%, to $296.1 million at June 30, 2007 from $287.3 million at December 31, 2006. Commercial loans increased $6.4 million or 11.05% to $64.3 million from $57.9 million at December 31, 2006. Agricultural loans decreased by $1.3 million or 7.80% to $15.6 million from $16.9 million at December 31, 2006. Real estate - commercial loans increased by $6.6 million or 5.16% to $134.1 million from $127.5 million at December 31, 2006. Real estate - construction loans decreased $2.3 million or 3.69% to $72.9 million from $75.6 million at December 31, 2006. Installment and other loans increased $147 thousand or 1.25% to $11.8 million from $11.7 million at December 31, 2006. The portfolio mix remained consistent with the prior year, with commercial and agricultural loans now representing 21.54% of total loans compared to 22.57% in the prior year, real estate construction loans now representing 24.39% compared to 22.27% in the prior year, commercial real estate loans now representing 44.89% compared to 46.33% in the prior year, and installment loans now representing 3.98% compared to 3.93% in the prior year.

Nonperforming loans. The Company had one non performing loan in the amount of $121 thousand as of June 30, 2007. As of December 31, 2006 the Company had no nonperforming loans.

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

The provision for loan losses increased to $220,000 for the six months ended June 30, 2007 compared to $180,000 for the same period in 2006. The increase in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated:

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                              ----------------------    ----------------------
(In thousands)                                   2007         2006         2007         2006
-------------------------------------------   ---------    ---------    ---------    ---------
Beginning Balance:                            $   2,646    $   2,442    $   2,478    $   2,356
Provision for loan losses                            55           90          220          180
Charge-offs:
           Commercial                                 2           16            2           15
           Real Estate                                -            -            -            -
           Other                                      -            -            -            5
                                              ---------    ---------    ---------    ---------
Total Charge-offs                                     2           16            2           20
                                              ---------    ---------    ---------    ---------
Recoveries:
           Commercial                                 -            -            0            0
           Other                                      -            -            3            -
                                              ---------    ---------    ---------    ---------
Total Recoveries                                      -            -            3            0
                                              ---------    ---------    ---------    ---------
Ending Balance                                $   2,699    $   2,516    $   2,699    $   2,516
                                              =========    =========    =========    =========
ALL to total loans                                 0.91%        0.93%        0.91%        0.93%
Net Charge-offs to average loans-annualized        0.00%                     0.00%        0.00%

Investment securities. Investment securities increased $14.2 million to $37.3 million at June 30, 2007, from $23.1 million at December 31, 2006. Federal funds sold decreased slightly by $466 thousand to $31.2 million at June 30, 2007, from $31.6 million at December 31, 2006.

The Company's investment in U.S. Treasury securities increased to 58.6% of the investment portfolio at June 30, 2007 compared to 47.2% at December 31, 2006. Obligations of U.S. Agencies decreased to 24.2% of the investment portfolio at June 30, 2007 compared to 29.2% at December 31, 2006. The Company's investment in corporate bonds decreased to 9.4% of the investment portfolio at June 30, 2007 compared to 10.9% at December 31, 2006. Tax-exempt municipal obligation bonds decreased to 7.8% of the investment portfolio at June 30, 2007 compared to 12.7% at December 31, 2006. Fed Funds sold decreased $466 thousand, or 1.47%. The overall increase was primarily the result of the increase in U. S. Treasury securities used to pledge as collateral for public deposits.

Deposits. Total deposits were $352.9 million as of June 30, 2007 an increase of $11.9 million or 3.48% from the December 31, 2006 balance of $341.0 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest bearing checking deposits decreased to 23.32% of total deposits down from 27.0% at December 31, 2006. Money market and savings accounts decreased to 17.6% of total deposits from 21.9% at December 31, 2006. Time deposits decreased to 59.1% of total deposits from 51.1% at December 31, 2006.

SUBORDINATED DEBENTURES

On June 27, 2007, the Company through its newly formed business trust subsidiary, Pacific State Statutory Trust III issued and sold $5,000,000 of the Trust's Floating Rate Capital Securities. The proceeds from the sale of the securities were combined with the proceeds of the sale by the Trust to the Company of the Trust's common securities and were used by the Trust to purchase $5,155,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures ("2007 Debentures") of the Company. The interest rate on the 2007 Debentures is variable, based on the three-month LIBOR plus 1.45%, and is payable and resets quarterly. The 2007 Debentures mature in September 2037 but are redeemable at par after five years.

On June 26, 2007, the first call date without penalty, the Company redeemed $5,155,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures with interest at six-month LIBOR plus 3.45%,("2002 Debentures") issued in June 2002 by Pacific State Statutory Trust I ("Trust I") and the proceeds were used to redeem $5,000,000 in principal amount of its Floating Rate Capital Securities issued by Trust I in June 2002. As a result, the Company recognized $129,000 in non-interest expenses for the remaining unamortized origination costs on the 2002 Debentures, but expects to significantly reduce the interest costs on these subordinated debentures going forward. The Company anticipates reduced interest expense of approximately $100 thousand annually, on a pre-tax basis. Pacific State Statutory Trust I was terminated on July 11, 2007.

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

As of June 30, 2007 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements. The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.

The Company's and the Bank's risk-based capital ratios are presented below.

                                                                                          TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                    -----------------------    -----------------------    -----------------------
                                                                 MINIMUM     MINIMUM        MINIMUM     MINIMUM
                                      AMOUNT       RATIO         AMOUNT       RATIO         AMOUNT       RATIO
                                    ----------   ----------    ----------   ----------    ----------   ----------
COMPANY
As of June 30, 2007:
  Total capital
    (to risk weighted assets)       $   42,713        12.69%   $   26,928         8.00%          N/A          N/A
  Tier I capital
    (to risk weighted assets)       $   39,327        11.68%   $   13,464         4.00%          N/A          N/A
  Tier I capital
    (to average assets)             $   39,327         9.94%   $   15,862         4.00%          N/A          N/A

BANK
As of June 30, 2007:
  Total capital
    (to risk weighted assets)       $   40,586        12.06%   $   26,928         8.00%   $   33,660        10.00%
  Tier I capital
    (to risk weighted assets)       $   37,682        11.19%   $   13,464         4.00%   $   20,196         6.00%
  Tier I capital
    (to average assets)             $   37,682         9.52%   $   15,862         4.00%   $   19,828         5.00%

                                                                                          TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                    -----------------------    -----------------------    -----------------------
                                                                 MINIMUM      MINIMUM       MINIMUM      MINIMUM
                                      AMOUNT       RATIO         AMOUNT        RATIO         AMOUNT       RATIO
                                    ----------   ----------    ----------   ----------    ----------   ----------
COMPANY
As of December 31, 2006:
  Total capital
    (to risk weighted assets)       $   39,427        11.83%   $   26,654         8.00%          N/A          N/A
  Tier I capital
    (to risk weighted assets)       $   35,499        10.65%   $   13,327         4.00%          N/A          N/A
  Tier I capital
    (to average assets)             $   35,499        10.17%   $   13,961         4.00%          N/A          N/A

BANK
As of December 31, 2006:
  Total capital
    (to risk weighted assets)       $   37,141         11.2%   $   27,922         8.00%   $   33,317        10.00%
  Tier I capital
    (to risk weighted assets)       $   34,141         10.3%   $   13,327         4.00%   $   19,990         6.00%
  Tier I capital
    (to average assets)             $   34,141          9.7%   $   13,961         4.00%   $   17,541         5.00%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $82.6 million or 20.3% of total assets at June 30, 2007 compared to $73.6 million or 19.0% of total assets at December 31, 2006. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and managing exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from management of assets and liabilities through using floating rate loans and deposits, maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company's profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest earning assets, such as loans and securities, and interest expense on interest bearing liabilities, such as deposits; trust preferred securities and other borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest earning assets reprice differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the six months ended June 30, 2007 compared to December 31, 2006 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2006 Annual Report to Shareholders filed as an exhibit with the Company's 2006 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company's projected net interest income sensitivity analysis based on year-end data:

                                       June 30, 2007
                             ----------------------------------
                               Adjusted Net      Percent change
Change in Rates              Interest Income       from base
--------------------------   ---------------    ---------------
                             (in thousands)
Up 200 basis points          $        21,254               9.46%
Up 150 basis points          $        20,798               7.11%
Up 100 basis points          $        20,340               4.75%
Base Scenario                $        19,417               0.00%
Down 100 basis points        $       (18,571)             -4.36%
Down 150 basis points        $       (18,149)             -6.53%
Down 200 basis points        $       (17,723)             -8.72%

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Bank held its annual shareholders meeting ("Meeting") on May 10, 2007 at the Bank's office at 6 So El Dorado St., Stockton, CA. 94501.

According to the certified list of stockholders which was presented at the Meeting, there were 3,676,718 shares of Common Stock of the Company outstanding and entitled to vote at the Meeting. There were present at the Meeting, in person or by proxy, the holders of 3,073,204 shares of Common Stock of the
Company, representing 83.58% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The Shareholders approved the following:

PROPOSAL 1 - Election of Directors

                                FOR          WITHHELD
                            ------------   ------------
Michael L. Dalton              3,071,524          1,680
Maxwell M. Freeman             3,066,724          6,480
Harold Hand                    3,071,524          1,680
Patricia Ann Hatton            3,071,524          1,680
Steven J. Kikuchi              3,071,524          1,680
Yosh Mataga                    3,071,524          1,680
Russell G. Munson              3,071,524          1,680
Steven A. Rosso                3,065,226          7,978
Gary A. Stewart                3,071,524          1,680
Kathleen Verner                3,071,524          1,680

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

                                             Pacific State Bancorp


Date: August 14, 2007                        By: /s/ Steven A. Rosso
                                                 -------------------------------
                                                 Steven A. Rosso
                                                 President and Chief Executive
                                                 Officer

                                             Pacific State Bancorp


Date: August 14, 2007                        By: /s/ JoAnne Roberts
                                                 -------------------------------
                                                 JoAnne Roberts
                                                 Senior Vice President and Chief
                                                 Financial Officer