Form 10-Q
period 2007-09-30
PACIFIC STATE BANCORP
filed 2007-11-14
CIK 1169424

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant issuer's classes of common stock, as of the latest practicable date:

       Title of Class              Shares outstanding as of November 14, 2007

        Common Stock                                3,696,157
        No Par Value

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share amounts)                                 September 30,   December 31,
                                                                         2007            2006
Assets

Cash and due from banks                                              $      17,592   $     18,985
Federal funds sold                                                          18,117         31,630
                                                                     -------------   ------------
      Total cash and cash equivalents                                       35,709         50,615
Interest bearing deposits in banks                                           3,000             --
Investment securities - available for sale (amortized cost of
   $45,899 in 2007 and $23,186 in 2006)                                     45,809         23,107
Loans, less allowance for loan losses of $2,598 in 2007 and $2,478
   in 2006                                                                 308,092        287,318
Bank premises and equipment, net                                            13,665         11,957
Company owned life insurance                                                 6,258          6,079
Accrued interest receivable and other assets                                 8,589          7,676
                                                                     -------------   ------------
               Total assets                                          $     421,122   $    386,752
                                                                     =============   ============

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                              $      60,940   $     73,197
   Interest bearing                                                        304,539        267,799
                                                                     -------------   ------------
            Total deposits                                                 365,479        340,996
Other borrowings                                                             8,500          4,900
Subordinated debentures                                                      8,764          8,764
Accrued interest payable and other liabilities                               4,702          3,033
                                                                     -------------   ------------
         Total liabilities                                                 387,445        357,693
Shareholders' equity:
   Preferred stock - no par value; 2,000,000 shares authorized;
      none issued or outstanding
   Common stock - no par value; 24,000,000 shares authorized;
      shares issued and outstanding 3,705,698  2007 and                     10,240          9,651
      3,661,477 in 2006
Retained earnings                                                           23,491         19,455
Accumulated other comprehensive loss, net of tax                               (54)           (47)
                                                                     -------------   ------------
               Total shareholders' equity                                   33,677         29,059
                                                                     -------------   ------------
               Total liabilities and shareholders' equity            $     421,122   $    386,752
                                                                     =============   ============

       See notes to unaudited condensed consolidated financial statements

                      PACIFIC STATE BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       September 30
Unaudited                                                Three months ended         Nine months ended
(in thousands, except share amounts)                      2007          2006        2007        2006
                                                       ----------   ----------   ----------   ----------
Interest income:
   Interest and fees on loans                          $    7,006   $    6,627   $   21,148   $   18,086
   Interest on Federal funds sold                             396           21        1,065           38
   Interest on interest bearing deposits in
      banks                                                    14           --           14           --
   Interest on investment securities                          521          294        1,348          939
                                                       ----------   ----------   ----------   ----------
         Total interest income                              7,937        6,942       23,575       19,063
Interest expense:
   Interest on deposits                                     3,467        2,207        9,623        5,484
   Interest on subordinated debentures                        139          187          516          531
   Interest on other borrowings                                90           85          211          306
                                                       ----------   ----------   ----------   ----------
         Total interest expense                             3,696        2,479       10,350        6,321
                                                       ----------   ----------   ----------   ----------
         Net interest income before
            provision for loan losses                       4,241        4,463       13,225       12,742
Provision for loan losses                                      40           90          260          270
                                                       ----------   ----------   ----------   ----------
      Net interest income after
         provision for loan losses                          4,201        4,373       12,965       12,472
                                                       ----------   ----------   ----------   ----------
Non-interest income:
   Service charges                                            208          195          646          653
   Other fee income                                           262          475        1,188          928
   Gain from sale of loans                                    119           48          147          228
                                                       ----------   ----------   ----------   ----------
         Total non-interest income                            589          718        1,981        1,809
Non-interest expenses:
   Salaries and employee benefits                           1,264        1,359        4,252        4,044
   Occupancy                                                  292          258          855          665
   Furniture and equipment                                    157          174          524          535
   Other                                                      998          811        2,781        2,397
                                                       ----------   ----------   ----------   ----------
         Total other expenses                               2,711        2,602        8,412        7,641
                                                       ----------   ----------   ----------   ----------
         Income before provision for income taxes           2,079        2,489        6,534        6,640
Provision for Income taxes                                    778          977        2,498        2,614
                                                       ----------   ----------   ----------   ----------
         Net income                                    $    1,301   $    1,512   $    4,036   $    4,026
                                                       ==========   ==========   ==========   ==========
Basic earnings per share                               $     0.35   $     0.44   $     1.10   $     1.16
                                                       ==========   ==========   ==========   ==========
Diluted earnings per share                             $     0.33   $     0.39   $     1.01         1.04
                                                       ==========   ==========   ==========   ==========
Weighted average common shares outstanding              3,696,157    3,467,819    3.679,763    3,475,663
Weighted average common and common equivalent shares
   outstanding                                          3,988,460    3,841,522    4,014,470    3,867,431

       See notes to unaudited condensed consolidated financial statements

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 2007 and 2006
                                 (In thousands)

                                                                 2007         2006
------------------------------------------------------------------------    ---------
(Unaudited)
Cash flows from operating activities:
   Net income                                                  $   4,036    $   4,026
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                                   260          270
         Net (increase) decrease in deferred loan
            origination costs                                       (174)         133
         Depreciation and amortization                                19          398
         Gain on sale of loans, net                                 (147)        (228)
         Stock-based compensation expense                            211          186
         Increase in Company owned life insurance,
            net                                                     (179)      (1,601)
         Increase in accrued interest
            receivable and other assets                             (957)        (964)
         Increase (decrease) in accrued interest
            payable and other liabilities                          1,669          497
                                                               ---------    ---------

               Net cash provided by operating
                  activities                                       4,738        2,717
                                                               ---------    ---------

Cash flows from investing activities:

   Purchases of available-for-sale investment
      securities                                                 (37,271)      (8,003)
   Proceeds from matured and called available-
      for-sale investment securities                              12,767       12,186
   Proceeds from principal repayments from
      available-for-sale government-guaranteed
      mortgage-backed securities                                   2,371          491
   Proceeds from principal repayments from
      held-to-maturity government-guarantee
      mortgage-backed securities                                                   48
   Purchases Interest bearing deposits in banks                   (3,000)           0
   Net increase in loans                                         (20,713)     (39,097)
   Purchases of premises and equipment                            (2,259)      (2,801)
                                                               ---------    ---------

               Net cash used in investing activities             (48,105)     (37,176)
                                                               ---------    ---------

                                   (Continued)

                      PACIFIC STATE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 2007 and 2006
                                 (In thousands)

                                                                 2007          2006
                                                               ---------    ---------
Cash flows from financing activities:
   Net decrease in demand, interest-bearing
      and savings deposits                                     $ (22,135)   $ (21,973)
   Net increase in time deposits                                  46,618       48,748
   Proceeds from exercise of stock options                           378          546
   Proceeds from stock issuance                                                   250
   Net increase in short-term borrowings                           3,600          900
                                                               ---------    ---------

          Net cash provided by financing
             activities                                           28,461       28,471
                                                               ---------    ---------

          Decrease in cash and cash
             equivalents                                         (14,906)      (5,988)

Cash and cash equivalents at beginning of year                    50,615       19,120
                                                               ---------    ---------

Cash and cash equivalents at end of year                       $  35,709    $  13,132
                                                               =========    =========

                      Pacific State Bancorp and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the "Bank"), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts II and III. Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank's primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts II and III are unconsolidated, wholly owned statutory business trusts formed in March, 2004 and June 2007, respectively for the exclusive purpose of issuing and selling trust preferred securities. In June 2007 the trust preferred securities held by Pacific State Statutory Trust I were redeemed from the proceeds of the issuance of Trust Preferred Securities issued by Pacific State Statutory Trust III. Pacific State Statutory Trust I was terminated on July 11, 2007.

      The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of September 30, 2007 had 86 employees, including 36 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California. Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of "PSBC".

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2007 and December 31, 2006, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 30, 2007 and 2006 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted. The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 2007 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

                                    September 30,   December 31,
-----------------------------------------------------------------
                                         2007           2006
-----------------------------------------------------------------
(In thousands)

Commercial                          $      72,558   $     57,942
Agriculture                                14,742         16,873
Real estate - commercial                  132,163        127,545
Real estate - construction                 78,572         75,654
Installment & other                        12,440         11,741
                                    -------------   ------------
                                          310,475        289,755
Deferred loan fees and costs, net             215             41
Allowance for loan losses                  (2,598)        (2,478)
                                    -------------   ------------

Total net loans                     $     308,092   $    287,318
                                    -------------   ------------
-----------------------------------------------------------------

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $122,828,000 and $110,937,000 and stand-by letters of credit of $3,117,000 and $2,971,000 at September 30, 2007 and December 31, 2006, respectively. However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $58,541,000 of the loan commitments outstanding at September 30, 2007 are for real estate loans and are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each potential borrower and the necessary collateral are evaluated on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at September 30, 2007 and December 31, 2006.

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

                                                 Three Months Ended       Nine Months Ended
(in thousands)                                  9/30/2007   9/30/2006   9/30/2007   9/30/2006
Net Income                                          1,301       1,512      4,036        4,026
Other Comprehensive Income (Loss)
   Change in unrealized loss on
      available for sale securities                    23          51         (7)          18
   Reclassification adjustment                         --          --         --           --
                                                ---------------------------------------------
Total Other Comprehensive Income (Loss)
                                                       23          51         (7)          18
                                                ---------------------------------------------
Total Comprehensive Income                          1,324       1,563      4,029        4,044
                                                =============================================

7. STOCK -BASED COMPENSATION

Stock Option Plan

At September 30, 2007, the Company has one stock-based compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the "Plan"). The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. New shares are issued upon the exercise of options. Under the Plan, 26,954 shares of common stock remain reserved for issuance to employees and directors through incentive and non-statutory agreements.

Stock Option Compensation

There were 30,000 stock options granted in the three and nine month periods ended September 30, 2007, as compared to no options granted in the three and nine month periods ended September 30, 2006. For the three month periods ended September 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $83,000 and $62,000, respectively. For the nine month periods ended September 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $211,000 and $186,000, respectively. The excess tax benefits were not significant for the Company.

At September 30, 2007, the total compensation cost related to nonvested stock option awards granted to employees under the Company's stock option plans but not yet recognized was $516,000. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 4.75 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of September 30, 2007 and changes during the period then ended is presented below:

                                                                  Weighted
                                                     Weighted      Average      Aggregate
                                                      Average     Remaining     Intrinsic
                                                     Exercise    Contractual      Value
          Options                       Shares        Price         Term         ($000)
----------------------------------   -----------   -----------   -----------   -----------
Outstanding at January 1, 2007           668,499   $      7.04     6.8 years   $     7,313
   Granted                                30,000   $     19.70     9.8 years
   Exercised                             (34,680)  $      5.24            --            --
   Cancelled                                  --                          --            --
                                     -----------
Outstanding at September 30, 2007        637,658   $      7.80     6.6 years   $     6,542
                                     ===========                 ===========   ===========
Options vested or expected to
   vest at September 30, 2007            402,205   $      7.80     2.7 years   $     4,127
                                     ===========                 ===========   ===========
Exercisable at September  30, 2007       402,205   $      7.80     2.7 years   $     4,127
                                     ===========                 ===========   ===========

The intrinsic value was derived from the market price of the Company's common stock of $18.06 as of September 30, 2007.

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

On June 26, 2007, the first call date without penalty, the Company redeemed $5,155,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures with interest at three-month LIBOR plus 3.45%, issued in September 2002 by Pacific State Statutory Trust I ("2002 Debentures") and the proceeds were used to redeem $5,000,000 in principal amount of its Floating Rate Capital Securities issued by Trust I in September 2002. As a result, the Company recognized $129,000 in non-interest expenses for the remaining unamortized origination costs on the 2002 Debentures. Pacific State Statutory Trust I was terminated on July 11, 2007.

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

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company's provision for income taxes for the nine months ended September 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

10. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

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

When the Company uses in this Quarterly Report the words "anticipate", "estimate", "expect", "project", "intend", "commit", "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of the uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2006 Annual Report to Shareholders on Form 10-K.

OVERVIEW

For the three months ended September 30, 2007:

The Company's net income decreased $211 thousand or 13.96% to $1,301 thousand for the third quarter of 2007 from $1,512 thousand for the same period in 2006. The primary contributors to the decrease in net income for the third quarter of 2007 were the (1) $222 thousand decrease in net interest income, (as the increase in interest expense was greater than the increase in interest income),
(2) $129 thousand decrease in non-interest income, primarily other fees, over the same period in 2006, and (3) $109 thousand increase in other expenses. The increase in non-interest expenses consist of increases in occupancy and furniture and equipment expenses of $17 thousand and an increase in other expenses of $187 thousand offset by a decrease in salaries and benefits of $95 thousand. The increase in other expense is primarily the result of $129 thousand to recognize the unamortized origination costs as a result of the redemption of the Trust Preferred Securities in June of 2007. The provision for loan losses decreased by $50 thousand and the provision for income taxes decreased $199 thousand. Basic earnings per share decreased to $0.35 for the third quarter of 2007 down 18.60% from $0.44 for the same period in 2006. Diluted earnings per share decreased to $0.33 for the third quarter of 2007 down 15.38% from the $0.39 for the same period in 2006.

For the nine months ended September 30, 2007:

The Company's net income increased $10 thousand or 0.25% to $4,036 thousand for the nine months ended September 30, 2007 from $4,026 thousand for the same period in 2006. The primary contributors to the increase in net income for the nine months ended September 30, 2007 were the (1) $483 thousand increase in net interest income, (as the increase in interest income was greater than the increase in interest expense), and (2) $172 thousand increase in non interest income, primarily other fees offset by a decline in the gain on sale of loans, over the same period in 2006. These increases were partially offset by increases in non interest expenses of $771 thousand. The increase in non interest expenses consisted primarily of increases in salaries and benefits of $208 thousand, occupancy and furniture and equipment expenses of $179 thousand as well as an increase of $384 thousand in other expenses. The increase in salaries, occupancy and furniture and equipment expense are primarily the result of opening the Company's ninth office in Hayward, Ca in September 2007. The increase in other expense is primarily the result of $129 thousand to recognize the unamortized origination costs as a result of the redemption of the Trust Preferred Securities in June of 2007. These Trust Preferred Securities were redeemed on the first available call date in order to reissue new Trust preferred Securities at a lower interest rate. The provision for income taxes decreased $116 thousand. Basic earnings per share decreased to $1.10 for the nine months ended September 30, 2007 down 5.22% from $1.16 for the same period in 2006. Diluted earnings per share decreased to $1.01 for the nine months ended September 30, 2007 down 2.88% from the $1.04 for the same period in 2006.

Total assets at September 30, 2007 were $421 million, an increase of $34.5 million or 8.93%, from the $387 million at December 31, 2006. The growth in assets was primarily in the Company's loan portfolio. Loans grew by $20.8 million or 7.23% to $308 million at September 30, 2007 from $287 million at December 31, 2006. Federal funds sold, interest bearing deposits in other banks and investments grew $12 million or 22.27% to $67 million at

September 30, 2007 from $55 million at December 31, 2006. The growth in our assets was funded by the net income of $4.0 million, growth in deposits of $24.5 million or 7.18% and an increase in other borrowings of $3.6 million.

The annualized return on assets ("ROA") was 1.26% for the three month period ended September 30, 2007 compared to 1.77% for the same period in 2006. The annualized return on equity ("ROE") was 15.99% for the three month period ended September 30, 2007 compared to 23.93% for the same period in 2006. The decrease in ROE is primarily attributable to lower earnings for the third quarter of 2007 as compared to 2006. Quarter on Quarter earnings decreased $211 thousand to $1.3 million as compared to $1.5 million for the same period in 2006. The increase in shareholders equity from net income and the exercise of stock options also contributed to the decrease in ROE.

The annualized return on assets ("ROA") was 1.36% for the nine month period ended September 30, 2007 compared to 1.68% for the same period in 2006. The annualized return on equity ("ROE") was 17.48% for the nine month period ended September 30, 2007 compared to 23.11% for the same period in 2006. The decrease in ROE is primarily attributable to an increase in shareholders equity from net income and the exercise of stock options.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net interest income before provision for loan losses. Net interest income, on a non tax equivalent basis, was $4.2 million for the three months ended September 30, 2007, a decrease of $222 thousand or 4.98% from $4.4 million for the same period in 2006. The decrease in net interest income was primarily a result of the increases in both the level of and mix in average interest bearing liabilities, primarily increases in time deposits and decreases in interest-bearing demand deposits, and increases in the average rates paid, primarily on time deposits. The increase in interest expense was partially offset by the increase in the average balances of earning assets mainly in loans, investment securities and Federal funds offset by the overall decreases in the yields earned.

Interest income increased $995 thousand or 14.33% to $7.9 million for the three months ended September 30, 2007 from $6.9 million for the same period in 2006. The increase in interest income was primarily attributed to increases in levels of average loans, investment securities and Federal funds sold offset by decreases in the yields earned on loans. Loan volume increased due to the overall growth of the Company. The Company's average loan balances were $303.8 million for the three months ended September 30, 2007, up $23.8 million or 8.5% from $280.1 million for the same period in 2006. The Company's average loan yield was 9.15% for the three months ended September 30, 2007, down 24 basis points from the 9.39% yield for the same period in 2006. As a result, interest income on loans increased $379 thousand. The Company's average balances of investment securities increased $15.6 million to $39.9 million for the three months ended September 30, 2007 from the $24.3 million for the same period in 2006. The Company's average yield on investments increased 38 basis points to 5.18% from 4.80% for the same period in 2006. As a result of the increase in volume and yield, interest income on investments increased $227 thousand. The Company's average balances of Federal funds sold increased $29.0 million to $30.7 million for the three months ended September 30, 2007 from the $1.7 million for the same period in 2006. The Company's average yield on Federal funds sold increased 7 basis points to 5.12% from 5.05% for the same period in 2006. As a result, interest income on Federal funds increased $375 thousand. The overall yield on average earning assets decreased 61 basis points to 8.39% for the three months ended September 30, 2007, from 9.00% for the same period in 2006.

Interest expense increased $1.2 million, or 49.09% to $3.7 million for the three months ended September 30, 2007, from $2.5 million for the same period in 2006. The increase is primarily attributed to the change in mix of interest bearing liabilities, the level of average time deposits increased significantly while the levels of other interest bearing liabilities decreased, coupled with the increase in the rates paid on these time deposits. Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates paid on time deposits were increased during the period to remain competitive with other financial institutions. The Company's average balances of time deposits were $216.1 million for the three months ended September 30, 2007, up $82.6 million, or 61.92% from $133.5 million for the same period in 2006. The average rate paid on time deposits increased 73 basis points to 5.36% for the three months ended September 30, 2007 from 4.63% for the same period in 2006. As a result, interest expense on time deposits increased $1.4 million. The Company's average balances of interest bearing demand deposits decreased $13.1 million to $76.3 million for the three months ended September 30, 2007 from $89.4 million for the same period in 2006. The average rate paid for both periods was 2.80%. As a result, of the decrease in average balances, interest expense on interest bearing demand deposits decreased $94 thousand. The Company's average balances of other borrowings increased $1.7 million to $17.3 million for the three months ended September 30, 2007 from $15.6 million for the same period in 2006 and the rates paid decreased 168 basis points to 5.26% for the three months ended September 30, 2007 from 6.94% for the same period in 2006. As a result of the increased volume offset by the decreased rates paid, interest expense on other borrowings decreased $43 thousand. The overall rates paid on average interest-bearing liabilities increased 65 basis points to 4.66% for the three months ended September 30, 2007, from 4.01% for the same period in 2006.

As a result of the changes noted above, the net interest margin for the three months ended September 30, 2007 decreased 131 basis points to 4.48%, from 5.79% for the same period in 2006.

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

                                                            Three Months Ended               Three Months Ended
                                                            September 30, 2007               September 30, 2006
                                                                  Interest                           Interest
                                                                   Income      Average                Income     Average
                                                       Average       or       Yield or    Average       or      Yield or
Assets:                                                Balance     Expense      Cost      Balance    Expense      Cost
Interest-earning assets:
Loans (1)(2)                                         $  303,858   $   7,006      9.15%   $ 280,097   $  6,627      9.39%
Investment securities (1)                                39,890         521      5.18%      24,310        294      4.80%
Federal funds sold                                       30,697         396      5.12%       1,651         21      5.05%
Interest Bearing Deposits in Banks                          867          14      6.41%           -          -      0.00%
                                                     ----------------------              --------------------
     Total average earning assets                       375,312       7,937      8.39%     306,058      6,942      9.00%

Non-earning assets:
Cash and due from banks                                  14,344                             13,833
Other assets                                             21,620                             18,371
                                                     ----------                          ---------
     Total average assets                            $  411,276                          $ 338,262
                                                     ==========                          =========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

   Interest-bearing Demand                           $   76,347   $     538      2.80%      89,429        632      2.80%
   Savings                                                5,288          11      0.83%       6,526         17      1.03%
   Time Deposits                                        216,093       2,918      5.36%     133,455      1,558      4.63%
   Other borrowings (3)                                  17,264         229      5.26%      15,555        272      6.94%
                                                     ----------------------              --------------------

     Total average interest-bearing liabilities         314,992       3,696      4.66%     244,965      2,479      4.01%

Noninterest-bearing liabilities:
   Demand deposits                                       61,010                             67,163
   Other liabilities                                      2,988                              1,069
                                                     ----------                          ---------
     Total liabilities                                  378,990                            313,197
Shareholders' equity:                                    32,286                             25,065
                                                     ----------                          ---------
Total average liabilities and shareholders' equity   $  411,276                          $ 338,262
                                                     ==========                          =========
                                                                  ---------                          --------
Net interest income                                               $   4,241                          $  4,463
                                                                  =========                          ========

Yield on interest-earning assets (4)                                             8.39%                             9.00%
Cost of funding interest-earning assets                                          3.91%                             3.21%
                                                                              -------                           -------
Net interest margin (5)                                                          4.48%                             5.79%
                                                                              =======                           =======

(1)   Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the three month periods ended September 30, 2007 and 2006 amounted to $615 thousand $431 thousand, respectively.
(3) For the purpose of this table the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5) Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                      Three Months ended September 30,
                                                2007 over 2006 change in net interest income
                                             Net
                                            Change          Rate           Volume           Mix
                                        -------------   -------------  -------------   -------------
          (In thousands)
Interest Income:
Loans and leases                         $        379   ($      169)   $        562    ($         14)
Investment securities                             227            25             187               16
Federal funds sold                                375             0             369                5
Interest Bearing Deposits in Banks                 14             0               0               14
                                        -------------   ------------   -------------   -------------
   Total interest income                 $        995   ($      144)   $      1,118     $         21

Interest Expense:
Interest-bearing Demand                           (94)           (2)            (92)               0
Savings                                            (6)           (3)             (3)               1
Time Deposits                                   1,360           244             965              151
Other borrowing                                   (43)          (66)             30               (7)
                                        -------------   ------------   -------------   -------------
   Total interest expense                $      1,217    $      173    $        899     $        145

                                        -------------   ------------   -------------   -------------
Net interest income                     ($        222)  ($      317)   $        219    ($        124)
                                        =============   ============   =============   =============

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $40 thousand in provision for loan losses for the three month period ended September 30, 2007, a decrease of $50 thousand or 55.56% from $90 thousand for the same period in 2006. The decrease in the provision is based on management's assessment of the required level of reserves. Management assesses loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the three months ended September 30, 2007, total non-interest income decreased $129 thousand or 17.97% to $589 thousand, down from $718 thousand for the comparable period in 2006. The decrease in non-interest income was primarily the result of decreases in fee income derived from the referral of commercial mortgage loans to third parties. Fee income decreased $213 thousand or 44.84% to $262 thousand for the quarter ended September 30, 2007 down from $475 thousand for the comparable period in 2006. The decrease was offset by an increase in gain on sales of loans of $71 thousand or 147.92% to $119 thousand for the quarter ended September 30, 2007 up from $48 thousand for the comparable period in 2006. Service charge income also increased slightly, up $13 thousand or 6.67% to $208 thousand as compared to $195 thousand for the comparable period in 2006. The increase is the result of increases in the volume of transaction accounts.

Non-Interest Expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended September 30, 2007 was $2.7 million compared to $2.6 million for the same period in 2006, representing an increase of $109 thousand or 4.19%. Salaries and benefits decreased $95 thousand or 6.99%. During the third quarter of 2007, management completed the scheduled review of its deferred loan cost model under SFAS 91. The primary result was an increase in the level of deferred costs associated with short term loans (less than twelve months). The increase in occupancy and furniture and equipment expense of $17 thousand is primarily attributable to the opening of the Hayward office in September of 2007. The increase in other expense reflects increases of $56 thousand in advertising and business development, as well as an increase in data processing expense of $35 thousand and an increase in telephone expense of $10 thousand. These increases are primarily attributable to the opening of the new office in Hayward.

The following table sets forth a summary of non-interest expense for the three month periods ended September 30, 2007 and 2006:

                                      Three Months Ended
                                 September 30,   September 30,
(In thousands)                        2007           2006
Non-interest Expense:

Salaries & Benefits              $       1,264   $       1,359
Occupancy                                  292             258
Furniture and Equipment                    157             174
Other Expense                              998             811
                                 -------------   -------------
Total Non-Interest Expenses      $       2,711   $       2,602
                                 =============   =============

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities, Company owned life insurance and California Enterprise Zone credits. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the three month period ended September 30, 2007 decreased to 37.4% from 39.3% for the same period in 2006. The decrease was due primarily to the increased level of income derived from Enterprise Zone loans.

The following table reflects the Company's tax provision and the related effective tax rate for the three months periods ended September 30, 2007 and 2006:

                              Three Months Ended
                        September 30,   September 30,
(In thousands)               2007            2006

Tax Provision           $         778   $         977
Effective Tax Rate               37.4%           39.3%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net interest income before provision for loan losses. Net interest income, on a non-tax equivalent basis, was $13.2 million for the nine months ended September 30, 2007, an increase of $483 thousand or 3.79% from $12.7 million for the same period in 2006. The increase in net interest income was primarily a result of the increase in the average balances of all our earning assets. These increases were partially offset by the increases in both the level of and mix in average interest bearing liabilities. While time deposits increased interest-bearing demand deposits, savings and other borrowings decreased. Over the same period average rates paid also increased, primarily on time deposits.

Interest income increased $4.5 million or 23.67% to $23.6 million for the nine months ended September 30, 2007 from $19.1 million for the same period in 2006. The increase in interest income was primarily attributed to increases in levels of average loans, investments and Federal funds sold and to the increases in the yields earned on those earning assets. Loan volume increased due to the overall growth of the Company. The Company's average loan balances were $297.4 million for the nine months ended September 30, 2007, up $32.6 million or 12.30% from $264.8 million for the same period in 2006. The Company's average loan yield was 9.51% for the nine months ended September 30, 2007, up 38 basis points from the 9.13% yield for the same period in 2006. As a result, interest income on loans increased $3.1 million. The Company's average balances of investment securities increased $9.0 million to $34.6 million for the nine months ended September 30, 2007 from the $25.6 million for the same period in 2006. The Company's average yield on investments increased 31 basis points to 5.21% from 4.90% for the same period in 2006. As a result of the increase in volume and yield, interest income on investments increased $409 thousand. The Company's average balances of Federal funds sold increased $26.8 million to $27.8 million for the nine months ended September 30, 2007 from the $1.1 million for the same period in 2006. The Company's average yield on Federal funds sold increased 28 basis points to 5.11% from 4.83% for the same period in 2006. As a result, interest income on Federal funds sold increased $1.0 million. The overall yield on average earning assets remained consistent at 8.75% for the nine months ended September 30, 2007, compared to 8.74% for the same period in 2006.

Interest expense increased $4.0 million, or 63.74% to $10.4 million for the nine months ended September 30, 2007, from $6.3 million for the same period in 2006. The increase is primarily attributed to the change in mix of interest bearing liabilities, as the levels of the average time deposits increased significantly while the levels of all other interest bearing liabilities decreased, and to the overall increases in the rates paid on all interest bearing liabilities. Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits. Rates paid on deposits, most notably time deposits, were increased during the period to remain competitive with other financial institutions. The Company's average balances of time deposits were $197.2 million for the nine months ended September 30, 2007, up $81.5 million, or 70.41% from $115.8 million for the same period in 2006. The average rate paid on time deposits also increased 111 basis points to 5.30% for the nine months ended September 30, 2007 from 4.19% for the same period in 2006. As a result, interest expense on time deposits increased $4.2 million. The Company's average balances of interest bearing demand deposits decreased $10.7 million to $82.9 million for the nine months ended September 30, 2007 from $93.6 million for the same period in 2006. The average rate paid increased 26 basis points to 2.85% from 2.59% for the same period in 2006. As a result of the decrease in volume offset by the increase in rates paid, interest expense on interest bearing demand deposits decreased $46 thousand. The Company's average balances of other borrowings decreased $2.4 million to $14.9 million for the nine months ended September 30, 2007 from $17.3 million for the same period in 2006. Rates paid on other borrowings increased 6 basis points to 6.53% for the nine months ended September

30, 2007 from 6.47% for the same period in 2006. As a result of the decreased volume offset by the increased rates paid, interest expense on other borrowings decreased $110 thousand. The primary reason for the decrease in the rates paid on other borrowings was the pay off of the Pacific State Statutory Trust I on June 26, 2007 for $5,155,000 and the corresponding issuance of the Pacific State Statutory Trust III on June 27, 2007 for $5,155,000. The rate paid on the Pacific State Statutory Trust I was three-month LIBOR plus 345 basis points. The Pacific State Statutory Trust III rate is three-month LIBOR plus 145 basis points. The net result is a reduction of 200 basis points on $5,155,000 of other borrowings. The overall rates paid on average interest-bearing liabilities increased 98 basis points to 4.61% for the nine months ended September 30, 2007, from 3.63% for the same period in 2006.

As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2007 decreased 93 basis points to 4.91%, from 5.84% for the same period in 2006.

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

                                                         Nine Months Ended                Nine Months Ended
                                                        September 30, 2007                September 30, 2006
                                                              Interest   Average               Interest    Average
                                                  Average    Income or  Yield or   Average    Income or   Yield or
                                                  Balance     Expense     Cost     Balance     Expense      Cost
Assets:
Interest-earning assets:
Loans (1)(2)                                     $  297,362  $  21,148      9.51%  $ 264,800  $  18,086      9.13%
Investment securities (1)                            34,621      1,348      5.21%     25,629        939      4.90%
Federal funds sold                                   27,846      1,065      5.11%      1,052         38      4.83%
Interest Bearing Deposits in Banks                      429         14      4.36%          0          0      0.00%
                                                 ---------------------             --------------------
      Total average earning assets                  360,258     23,575      8.75%    291,481     19,063      8.74%

Non-earning assets:
Cash and due from banks                              15,649                           13,210
Other assets                                         20,441                           16,552
                                                 ----------                        ---------
      Total average assets                       $  396,348                        $ 321,243
                                                 ==========                        =========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

   Interest-bearing Demand                           82,863      1,768      2.85%     93,571      1,814      2.59%
   Savings                                            5,407         38      0.94%      6,452         42      0.87%
   Time Deposits                                    197,246      7,817      5.30%    115,750      3,628      4.19%
   Other borrowings (3)                              14,886        727      6.53%     17,294        837      6.47%
                                                 ---------------------             --------------------

      Total average interest-bearing
         liabilities                                300,402     10,350      4.61%    233,067      6,321      3.63%
                                                                        ========              =========

Noninterest-bearing liabilities:
   Demand deposits                                   64,609                           63,534
   Other liabilities                                  1,003                            1,347
                                                 ----------                        ---------
      Total liabilities                             366,014                          297,948
Shareholders' equity:                                30,870                           23,295
                                                 ----------                        ---------
Total average liabilities and shareholders'
   equity                                        $  396,884                        $ 321,243
                                                 ==========                        =========

                                                             ---------                        ---------
Net interest income                                          $  13,225                        $  12,742
                                                             =========                        =========

Yield on interest-earning assets (4)                                        8.75%                            8.74%
Cost of funding interest-earning assets                                     3.84%                            2.90%
                                                                        --------                         --------
Net interest margin (5)                                                     4.91%                            5.84%
                                                                        ========                         ========

(1)   Not computed on a tax-equivalent basis.
(2) Loan fees included in loan interest income for the nine month periods ended September 30, 2007 and 2006 amounted to $1,424 thousand and $1,328 thousand, respectively.
(3) For the purpose of this table the interest expense related to the Company's junior subordinated debentures is included in other borrowings.
(4) Total interest expense divided by the average balance of total earning assets.
(5) Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the nine month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

                                                       Nine Months ended September 30,
                                                 2007 over 2006 change in net interest income
                                               Net
                                             Change          Rate          Volume          Mix
                                          -----------    ----------     -----------    -----------
               (In thousands)

Interest Income:
Loans and leases                          $     3,062     $     746     $     2,224     $       92
Investment securities                             409            59             329             21
Federal funds sold                              1,027             2             968             57
Interest Bearing Deposits in Banks                 14             0               0             14
                                          -----------    ----------     -----------    -----------
   Total interest income                  $     4,512     $     807     $     3,521     $      183

Interest Expense:
Interest-bearing Demand                           (46)          182            (208)           (21)
Savings                                            (4)            3              (7)            (1)
Time Deposits                                   4,189           959           2,554            675
Other borrowing                                  (110)            8            (117)            (1)
                                          -----------    ----------     -----------    -----------
   Total interest expense                       4,029         1,153           2,223            653

                                          -----------    ----------     -----------    -----------
Net interest income                       $       483    ($     345)    $     1,298    ($      470)
                                          ===========    ==========     ===========    ===========

(1) The volume change in net interest income represents the change in average balance multiplied by the previous year's rate.
(2) The rate change in net interest income represents the change in rate multiplied by the previous year's average balance.
(3) The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for loan losses. The Company recorded $260 thousand in provision for loan losses for the nine month period ended September 30, 2007, a decrease of $10 thousand or 3.7% from $270 thousand for the same period in 2006. The decrease in the provision is based on management's assessment of the required level of reserves. Management assesses loan quality monthly to maintain an adequate allowance for loan losses. Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest Income. During the nine months ended September 30, 2007, total non-interest income increased $172 thousand or 9.51% to $2.0 million, up from $1.8 million for the comparable period in 2006. The increase in non-interest income was primarily the result of increases in fee income derived from the referral of commercial mortgage loans to third parties. The increase was offset by a decrease in gain on sale of loans and a slight decrease in service charge income.

Other fee income increased $260 thousand as a result of increases in mortgage referral fees due to an increase in Commercial Real Estate loan referral activity primarily during the first half of 2007 and then decreasing during the third quarter.

The decrease in gain on sale of loan income is due to the timing of the sale of the loans as well as the decrease in the number and dollar amount of loans sold. Income derived from the gain on sale of loans decreased $81 thousand or 35.53% to $147 thousand, down from $228 thousand for the comparable period in 2006.

The slight decrease in service charge income is the result of a decrease in the volume of transaction accounts as well as the increase in the number of service charge free checking accounts. Income derived from the service charges decreased $7 thousand or 1.07% to $646 thousand, down from $653 thousand for the comparable period in 2006.

Non-Interest Expenses. Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the nine months ended September 30, 2007 was $8.4 million compared to $7.6 million for the same period in 2006, representing an increase of $771 thousand or 10.09%. This increase reflects increases in salaries and benefits of $208 thousand or 5.14% which are indicative of the additions to staff for the Hayward office opened in September 2007 and of expanded branch operations in line with their respective growth. The increase in occupancy and furniture and equipment expense of $179 thousand is also primarily a result of the opening of the Hayward office. The increase in other expense of $384 thousand is primarily the result of $255 increased expenses associated with the growth of the Company and the opening of the Hayward branch. The additional increase in other expense of $129 thousand represents the recognition of the unamortized origination costs as a result of the redemption of the Trust Preferred Securities in June of 2007. These Trust Preferred Securities were redeemed on the first available call date in order to reissue new Trust Preferred Securities at a lower interest rate. The following table sets forth a summary of non-interest expense for the nine months periods ended September 30, 2007 and 2006:

                                    Nine Months Ended
                              September 30,   September 30,
(In thousands)                    2007             2006
Non-interest Expense:

Salaries & Benefits           $       4,252   $       4,044
Occupancy                               855             665
Furniture and Equipment                 524             535
Other Expense                         2,781           2,397
                              -------------   -------------
Total Non-Interest Expenses   $       8,412   $       7,641
                              =============   =============

Income Taxes. The Company's provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities, Company owned life insurance and California Enterprise Zone credits.. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax. The Company's effective tax rate for the nine month period ended September 30, 2007 decreased slightly to 38.2% from 39.4% for the same period in 2006. The decrease was primarily due to the increased level of income derived from Enterprise Zone loans.

The following table reflects the Company's tax provision and the related effective tax rate for the nine months periods ended September 30, 2007 and 2006:

                                          Nine Months Ended
                                    September 30,   September 30,
(In thousands)                          2007             2006
Tax Provision                       $       2,498   $       2,614
Effective Tax Rate                           38.2%           39.4%

FINANCIAL CONDITION

Total assets at September 30, 2007 were $421 million, an increase of $34.4 million or 8.89%, from the $387 million at December 31, 2006. The growth in assets was primarily in the Company's loan portfolio. Loans grew by $20.8 million or 7.23% to $308 million at September 30, 2007 from $287 million at December 31, 2006. Federal funds sold, interest bearing deposits in other banks and investments grew $12 million or 22.27% to $67 million at September 30, 2007 from $55 million at December 31, 2006. The growth in our assets was funded by the net income of $4.0 million, growth in deposits of $24.5 million or 7.18% and the increase of $3.6 million in other borrowings.

The change in deposits was comprised of a decrease in non-interest bearing deposits of $12.3 million or 16.75% to $60.9 million at September 30, 2007 from $73.2 million at December 31, 2006. This decrease was offset by increases in interest bearing deposits of $36.7 million or 13.72% to $304.5 million at September 30, 2007 from $267.8 million at December 31, 2006. The change in the mix of deposit is the result of disintermediation in which depositors seek higher yields on deposits by placing the deposits in higher yield term accounts.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                    September 30,   December 31,
-----------------------------------------------------------------
                                         2007           2006
-----------------------------------------------------------------
(In thousands)

Commercial                          $      72,558   $      57,942
Agriculture                                14,742          16,873
Real estate - commercial                  132,163         127,545
Real estate - construction                 78,572          75,654
Installment & other                        12,440          11,741
                                    -------------   -------------
                                          310,475         289,755
Deferred loan fees and costs, net             215              41
Allowance for loan losses                  (2,598)         (2,478)
                                    -------------   -------------

Total net loans                     $     308,092   $     287,318
                                    -------------   -------------
-----------------------------------------------------------------

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley. Net portfolio loans have increased by $20.8 million or 7.23%, to $308.1 million at September 30, 2007 from $287.3 million at December 31, 2006. Commercial loans increased $14.6 million or 25.23% to $72.6 million from $57.9 million at December 31, 2006. Agricultural loans decreased by $2.1 million or 12.63% to $14.7 million from $16.9 million at December 31, 2006. Real estate - commercial loans increased by $4.6 million or 3.62% to $132.2 million from $127.5 million at December 31, 2006. Real estate - construction loans increased $2.9 million or 3.86% to $78.6 million from $75.7 million at December 31, 2006. Installment and other loans increased $700 thousand or 5.96% to $12.4 million from $11.7 million at December 31, 2006. The portfolio mix has changed to some extent from the prior year, with commercial and agricultural loans now representing 28.12% of total loans compared to 25.82% in the prior year, real estate construction loans now representing 25.31% compared to 26.11% in the prior year, commercial real estate loans now representing 42.57% compared to 44.02% in the prior year, and installment loans now representing 4.01% compared to 4.05% in the prior year.

Nonperforming loans. The Company had no nonperforming loans as of September 30, 2007 and December 31, 2006.

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

The adequacy of the ALL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the Company. Thirdly, established specific reserves are available for individual loans currently on management's watch and high-grade loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The provision for loan losses decreased to $260,000 for the nine months ended September 30, 2007 compared to $270,000 for the same period in 2006. The decrease in the amount of the provision is a direct result of the Company's analysis of the loan portfolio and the loan loss history of the Company. Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated:

                                        Three Months Ended    Nine Months Ended
(In thousands)                             September 30,        September 30,
--------------------------------------------------------------------------------
                                          2007       2006       2007      2006
--------------------------------------------------------------------------------
Beginning Balance:                      $  2,699   $  2,516   $ 2,478   $ 2,356
Provision for loan losses                     40         90       260       270
Charge-offs:
   Commercial                                142          2       142        19
   Real Estate                                --         --        --        --
   Other                                       1         --         1         5
                                        --------   --------   -------   -------
Total Charge-offs                            143          2       143        24
                                        --------   --------   -------   -------
Recoveries:
   Commercial                                 --         --        --        --
   Other                                       2         --         3        --
                                        --------   --------   -------   -------
Total Recoveries                               2         --         3        --
                                        --------   --------   -------   -------
Ending Balance                          $  2,598   $  2,604   $ 2,598   $ 2,604
                                        ========   ========   =======   =======
ALL to total loans                          0.84%      0.93%     0.84%     0.93%
Net Charge-offs to average
loans-annualized                            0.05%      0.00%     0.05%     0.00%
--------------------------------------------------------------------------------

Investment securities. Investment securities increased $22.7 million to $45.8 million at September 30, 2007, from $23.1 million at December 31, 2006. Federal funds sold decreased by $13.5 million to $18.1 million at September 30, 2007, from $31.6 million at December 31, 2006. Interest bearing deposits in other banks increased to $3.0 million from $0.0 at December 31, 2006.

The Company's investment in U.S. Treasury securities increased to 64.1% of the investment portfolio at September 30, 2007 compared to 47.2% at December 31, 2006. Obligations of U.S. Agencies decreased to 18.8% of the investment portfolio at September 30, 2007 compared to 29.2% at December 31, 2006. The Company's investment in corporate bonds increased to 11.4% of the investment portfolio at September 30, 2007 compared to 10.9% at December 31, 2006. Tax-exempt municipal obligation bonds decreased to 5.7% of the investment portfolio at September 30, 2007 compared to 12.7% at December 31, 2006. Fed Funds sold decreased $13.5 million, or 42.7%. The overall increase was primarily the result of the additional investments in U.S. Treasury securities used to pledge as collateral for public deposits.

Deposits. Total deposits were $365.5 million as of September 30, 2007 an increase of $24.5 million or 7.18% from the December 31, 2006 balance of $341.0 million. The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers. Non-interest bearing demand deposits and interest bearing checking deposits decreased to 21.65% of total deposits from 27.0% at December 31, 2006. Money market and savings accounts decreased to 18.6% of total deposits from 21.9% at December 31, 2006. Time deposits increased to 60.2% of total deposits from 51.1% at December 31, 2006.

Subordinated Debentures. On June 27, 2007, the Company through its newly formed business trust subsidiary, Pacific State Statutory Trust III issued and sold $5,000,000 of the Trust's Floating Rate Capital Securities. The proceeds from the sale of the securities were combined with the proceeds of the sale by the Trust to the Company of the Trust's common securities and were used by the Trust to purchase $5,155,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures ("2007 Debentures") of the Company. The interest rate on the 2007 Debentures is variable, based on the three-month LIBOR plus 1.45%, and is payable and resets quarterly. The 2007 Debentures mature in June 2037 but are redeemable at par after five years.

On June 26, 2007, the first call date without penalty, the Company redeemed $5,155,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures with interest at nine-month LIBOR plus 3.45%,("2002 Debentures") issued in June 2002 by Pacific State Statutory Trust I ("Trust I") and the proceeds were used to redeem $5,000,000 in principal amount of its Floating Rate Capital Securities issued by Trust I in June 2002. As a result, the Company recognized $129,000 in non-interest expenses for the remaining unamortized origination costs on the 2002 Debentures, but expects to significantly reduce the interest costs on these subordinated debentures going forward. The Company anticipates reduced interest expense of approximately $100 thousand annually, on a pre-tax basis. Pacific State Statutory Trust I was terminated on July 11, 2007.

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

This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and the qualifying portion of subordinated debentures) and "Tier 2" capital (defined as principally comprising of the remaining qualifying portion of subordinated debentures and the qualifying portion of the ALL).

The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital is to be comprised of Tier 1 capital; the balance may consist of debt securities and a limited portion of the ALL.

As of September 30, 2007 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes that the Company met all of its capital adequacy requirements. The leverage ratio consists of Tier I capital divided by quarterly average assets. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%. The Company's and the Bank's risk-based capital ratios are presented below.

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                              For Capital               Prompt Corrective
                                                     Actual                Adequacy Purposes            Action Provisions
                                          -------------------------    -------------------------    -------------------------
                                                                         Minimum         Minimum      Minimum         Minimum
                                             Amount           Ratio       Amount          Ratio        Amount          Ratio
Company
As of September 30, 2007:
   Total capital
      (to risk weighted assets)           $    44,209         12.68%   $    27,887          8.00%           N/A           N/A
   Tier I capital
      (to risk weighted assets)           $    41,325         11.85%   $    13,944          4.00%           N/A           N/A
   Tier I capital
      (to average assets)                 $    41,325         10.43%   $    15,842          4.00%           N/A           N/A

Bank
As of September 30, 2007:
   Total capital
      (to risk weighted assets)           $    42,213         12.11%   $    27,887          8.00%   $    34,859         10.00%
   Tier I capital
      (to risk weighted assets)           $    39,410         11.31%   $    13,944          4.00%   $    20,915          6.00%
   Tier I capital
      (to average assets)                 $    39,410          9.95%   $    15,842          4.00%   $    19,801          5.00%

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                              For Capital               Prompt Corrective
                                                     Actual                Adequacy Purposes            Action Provisions
                                          -------------------------    -------------------------    -------------------------
                                                                         Minimum         Minimum      Minimum         Minimum
                                             Amount           Ratio       Amount          Ratio        Amount          Ratio
Company
As of December 31, 2006:
   Total capital
      (to risk weighted assets)           $    39,427         11.83%   $    26,654          8.00%           N/A           N/A
   Tier I capital
      (to risk weighted assets)           $    35,499         10.65%   $    13,327          4.00%           N/A           N/A
   Tier I capital
      (to average assets)                 $    35,499         10.17%   $    13,961          4.00%           N/A           N/A
Bank
As of December 31, 2006:
   Total capital
      (to risk weighted assets)           $    37,141          11.2%   $    27,922          8.00%   $    33,317         10.00%
   Tier I capital
      (to risk weighted assets)           $    34,141          10.3%   $    13,327          4.00%   $    19,990          6.00%
   Tier I capital
      (to average assets)                 $    34,141           9.7%   $    13,961          4.00%   $    17,541          5.00%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold, interest bearing deposits in other banks and available-for-sale investment securities) totaled $84.5 million or 20.1% of total assets at September 30, 2007 compared to $73.6 million or 19.0% of total assets at December 31, 2006. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the nine months ended September 30, 2007 compared to December 31, 2006 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2006 Annual Report to Shareholders filed as an exhibit with the Company's 2006 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company's projected net interest income sensitivity analysis based on year-end data:

                                           September 30, 2007
                              --------------------------------------------
                              Adjusted Net Interest
    Change in                         Income           Percent change from
    Rates                         (in thousands)               Base
                              --------------------------------------------
    Up 200 basis points       $              19,584                  10.97%
    Up 150 basis points       $              19,103                   8.24%
    Up 100 basis points       $              18,621                   5.51%
    Base Scenario             $              17,648                   0.00%
    Down 100 basis points     $              16,743                  (5.13%)
    Down 150 basis points     $              16,291                  (7.69%)
    Down 200 basis points     $              15,838                 (10.26%)

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

                           Part II - Other Information

ITEM 1A RISK FACTORS

The Company is not aware of any material changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

                               Pacific State Bancorp
Date: November 14, 2007        By: /s/ Steven A. Rosso
                               Steven A. Rosso
                               President and Chief Executive Officer

                               Pacific State Bancorp
Date: November 14, 2007        By: /s/ JoAnne Roberts
                               JoAnne Roberts
                               Senior Vice President and Chief Financial Officer