Form 10-K
period 2007-12-31
PACIFIC STATE BANCORP
filed 2008-03-31
CIK 1169424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number: 000-49892

PACIFIC STATE BANCORP
(Exact name of Registrant as specified in its charter)

California	61-1407606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1899 W. March Lane
Stockton, CA	95207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (209) 870-3213

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.	Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Ac). (Check one.)
Large accelerated filer ☐   Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $66,457,000 as of June 30, 2007 which was calculated based on the last reported sale of the Company’s Common Stock prior to June 30, 2007. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Common stock, no par value 3,703,207 shares outstanding as of March 15, 2008.

     DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Shareholders for Fiscal Year Ended December 31, 2007 (Part II)

Proxy Statement for 2008 Annual Meeting of Shareholders (Part III)

PACIFIC STATE BANCORP
STOCKTON, CALIFORNIA
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management’s beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the “Company” refer to Pacific State Bancorp, a California corporation

GENERAL DESCRIPTION OF BUSINESS

Pacific State Bancorp (the “Company”) is a holding company with one bank subsidiary, Pacific State Bank, (the “Bank”), and three unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts I, II and III. Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank. The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank’s primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals. Pacific State Statutory Trusts I, II and III are unconsolidated, wholly owned statutory business trusts formed in June 2002, March 2004 and June 2007, respectively for the exclusive purpose of issuing and selling trust preferred securities. Pacific State Statutory Trust I is currently inactive.

          The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties. The Bank offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers. The Company as of March 15, 2007 had 84 employees, including 26 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature. The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries. The Bank operates nine branches with its Administrative Office and one branch located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California.

          Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of “PSBC”.

BUSINESS PLAN

The focus of the Company’s business plan is to attract “Business Relationship” small, medium and large accounts, but not to the exclusion of any other business which the Company can reasonably and profitably attract. In order to provide a level of service to attract such customers, the Company has structured its specific services and charges on a basis which management believes to be profitable, taking into consideration other aspects of the account relationship. The Company offers a full range of banking services to its customers intended to attract the following specific types of accounts: relatively large consumer accounts; professional group and association accounts, including the accounts of groups or firms of physicians, dentists, attorneys and accountants; and accounts of small to medium-sized businesses engaged in retail, wholesale, light industrial, manufacturing, agricultural and service activities.

TRUST SUBSIDIARIES

The Company during 2002, 2004, and 2007 established three subsidiary grantor trusts. Pacific State Statutory Trusts I, II and III (the “Trusts”). The Trusts were established for the sole purpose of issuing capital securities (“Capital Securities”) pursuant to declarations of trust (the “Declarations”). The proceeds from the sale of the Capital Securities were loaned to the Company as subordinated debentures (the “Debentures”) issued to the Trusts pursuant to indentures (the “Indentures”). Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions. Payments of distributions by the Trusts to the Pooling Vehicle are guaranteed by the Company. See Note 8 to the Company’s consolidated financial statements included with this report.

          Proceeds from the issuance of the 2002 subordinated debentures were used to provide the Bank with an additional $4.5 million in capital in order to support the continued growth of the Bank. The remaining $500,000 was placed in the Company for general corporate purposes. Proceeds from the issuance of the 2004 subordinated debentures were used to provide the Bank with an additional $3.5 million in capital in order to support the continued growth of the Bank. Proceeds from the issuance of the 2007 subordinated debentures were used to retire the 2002 subordinated debenture issuance. By refinancing the 2002 subordinated debenture issuance with the 2007 issuance, the Company was able to reduce interest expense related to the trusts.

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

          The Bank is not authorized to offer trust services. The Federal Reserve Bank of San Francisco is the Company’s primary correspondent relationship. The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, California, First Tennessee Bank in Memphis, Tennessee, U. S. Bank, Minneapolis, Minnesota, Wells Fargo Bank, San Francisco, California and Pacific Coast Bankers Bank, San Francisco, California.

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

MARKETING

The basic marketing strategy of the Bank is to retain the Bank’s initial market share and to increase the Bank’s penetration of the market over the long term via expansion east and west of Stockton, California in small to medium sized communities. The Bank attempts to accomplish this by providing a full range of personalized banking services to small and medium size businesses, professionals and individuals within Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne Counties.

          The Bank’s marketing plan aims to provide for strong continuity in banker-customer relationships, a high degree of convenience for customers, prompt response in the handling of loan requests, and personal attention to needs of individual customers. The marketing plan also includes a commitment to lend the Bank’s deposits back into the areas from which they are derived, thereby assisting in the building activity, population growth and other changes, which are occurring in the market area. By focusing the Bank’s relationship toward its community the Bank attempts to establish strong continuity with its customers.

          The Directors of the Company are active in business development through personal contacts and personal participation in local activities. The Directors of the Company have a strong commitment to community banking. They believe in business development by actively participating in community events.

          Local advertising and publicity in local papers also are used to attract business and to acquaint potential customers with the Bank’s services.

COMPETITION

The Bank’s service area consists of Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne Counties. The banking business in California generally, and specifically in the Bank’s primary market area, is highly competitive with respect to both loans and deposits. The banking business is dominated by a relatively small number of major banks, which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services), which are not offered directly by the Bank. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the bank and substantial advertising and promotional budgets.

          In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

          To compete with major financial institutions in its service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, as opposed to large multi-branch banks, which compete primarily by interest rates and multiple branch locations. For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to arrange funding for such loans on a participation basis with its correspondent banks or other independent commercial banks.

SUPERVISION AND REGULATION

The Company is principally regulated by the Federal Reserve Board (“FRB”). The Bank is principally regulated by the California Commissioner of Financial Institutions (“Commissioner”), but is also subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and by its primary federal regulator, the FRB. These agencies govern most of the Company’s and the Bank’s business, including capital requirements, loans, investments, mergers and acquisitions, borrowings, dividends, branch locations and other similar matters. In addition, the Bank’s business is affected by general economic conditions and by the monetary and fiscal policies of the United States government. These policies influence, for example, the Federal Reserve’s open market operations in U.S. Government securities, the reserve requirements imposed upon commercial banks, the discount rates applicable to borrowings from the Federal Reserve by banks, and other similar matters which impact the growth of the Bank’s loans, investments and deposits and the interest rates which the Bank charges and pays.

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

INTERSTATE BANKING

Since 1995, initial entry into California by merger or acquisition involving an out-of state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

CAPITAL REQUIREMENTS

The Company and the Bank are subject to certain regulatory capital requirements administered by the FRB and the FDIC. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

          The Uniform Financial Institutions Rating System classifies and evaluates the soundness of financial institutions according to the so-called “CAMELS” criteria, an acronym for capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, (including changes in interest rates, foreign exchange rates, commodity prices or equity prices which may adversely affect an institution’s earnings and capital).

          Prompt Corrective Action regulations (the “PCA Regulations”) of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank is currently classified as a well capitalized bank pursuant to the PCA regulations.

          As of December 31, 2007, the Bank’s total risk-based capital ratio (approximately 12.1%) and its leverage ratio (approximately 9.8%) exceeded minimum levels. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Bank in the reasonably foreseeable future.

PREMIUMS FOR DEPOSIT INSURANCE

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor ($250,000 for certain retirement accounts) through the Deposit Insurance Fund (“DIF”) administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is not expected to result in a material impact on the Bank.

          The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

          The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

COMMUNITY REINVESTMENT ACT

Community Reinvestment Act (“CRA”) regulations evaluate the Bank’s lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, or establish new branches. In addition, any Bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of “satisfactory” CRA compliance.

SAFETY AND SOUNDNESS STANDARDS

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

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

          The SOA is the most far-reaching U.S. securities legislation enacted in many years. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, (“the SEC”), under the Securities Exchange Act of 1934. Since the enactment of the SOA, the SEC has issued numerous new and proposed regulations to implement SOA requirements.

          The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

          The SOA addresses the following, among other matters:

•	Duties, responsibilities and qualifications of the audit committee;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on certain personal loans to directors and officers;

•	expedited filing requirements for forms which disclose transactions by officers and directors in Company stock;

•	disclosure of a code of ethics and of any change or waiver of such code;

•	new requirements for auditing and reporting on Company internal controls;

•	“real time” filing of periodic reports;

•

the formation of a public company accounting oversight board (the “PCAOB”) with authority to set auditing, quality control and independence standards and investigate and discipline public accounting firms;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

On November 12, 1999, the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Company has not sought “financial holding company” status and has no present plans to do so.

          The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies.

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

USA PATRIOT ACT OF 2001

On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts. Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, but the deadline was postponed to allow time for evaluation of such provisions, and on March 9, 2006, President Bush signed legislation to reauthorize the Patriot Act, incorporating certain civil liberty protections approved by Congress.

          Section 313(a) of the Patriot Act prohibits any insured financial institution such as Pacific State Bancorp from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as “shell banks”), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

          The Company and its subsidiaries are not currently aware of any account relationships between the Company and its banking subsidiaries and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

TRANSACTIONS BETWEEN AFFILIATES

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B. Regulation W had an effective date of April 1, 2003.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FAIR VALUE ACCOUNTING

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BUSINESS COMBINATIONS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

ACCOUNTING FOR DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT ASPECTS OF ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS

In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) conclusion under EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee. Under the provisions of these Statements, if the employer has effectively agreed to maintain a life insurance policy during the employee’s retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12. Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee’s expected retirement date, in accordance with either Statement 106 or Opinion 12. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods. The Company adopted the provisions of EITF 06-4 as of January 1, 2008 and management determined that adoption will not have a material impact on the financial position, results of operations or cash flows of the Company.

ACCOUNTING FOR COLLATERAL ASSIGNMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion – 1967, as well as recognize an asset based on the substance of the arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company adopted the provisions of EITF 06-10 on January 1, 2008 and management determined that adoption will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

          The Company links these reports to its website (www.pacificstatebank.com) as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The Company and its subsidiary, Pacific State Bank, conduct business in an environment that includes certain risks described below which could have a material adverse effect on the Company’s business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading “Cautionary Statements Regarding Forward-Looking Statements,” for additional information regarding factors that may affect the Company’s business.

•	The Company’s business is subject to interest rate risk, and variations in interest rates may negatively affect its financial performance.

          Changes in the interest rate environment may reduce the Company’s net interest income. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize the Company’s interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume and overall profitability.

•	The Company faces strong competition from financial service companies and other companies that offer banking services, which can hurt Pacific State Bancorp’ business.

          The Company’s subsidiary, Pacific State Bank, conducts banking operations principally in Stockton California and San Joaquin County. Increased competition in the Bank’s market may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by the Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If the Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company’s results of operations, financial condition and future prospects.

•	Changes in economic conditions could result in an economic downturn in Northern California which could adversely affect the Company’s business.

          The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions locally, regionally or nationally including as the result of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company’s business:

•	loan delinquencies and defaults may increase;

•	problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline;

•	low cost or non-interest bearing deposits may decrease; and

•	collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans.

          The Company has a concentration risk in real estate related loans. For more information on the Company’s real estate concentration risk, see Note 4 of the Company’s annual report filed as exhibit 13 herein.

          At December 31, 2007, approximately 64% of the Company’s loan portfolio consisted of real estate related loans. Substantially all of the Company’s real property collateral is located in its operating markets in Stockton, California and San Joaquin County. A substantial decline in real estate values in the Company’s primary market areas could occur as a result of an economic downturn, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company’s results of operations, financial condition, and future prospects.

•	The Company and its subsidiary Bank are subject to extensive regulation, which could adversely affect its business.

          The Company’s and the Bank’s operations are subject to extensive regulation by state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it and its subsidiary Bank are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company’s results of operations, financial condition, or future prospects.

•	The Company’s allowance for loan losses may not be adequate to cover actual losses.

          Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company’s allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. Although we believe that the Company’s allowance for loan losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings. For more information on the Company’s allowance for loan losses, see Note 4 of the Company’s annual report filed as exhibit 13 herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES

The Company owns its March Lane (Stockton), Modesto, Groveland, Angels Camp, Arnold and Hayward branch facilities. The Company purchased the March Lane office for $866,700 in 1992. The Company’s executive officers and support staff were located in the March Lane building from 1997 to 2004. During 2001 the Company purchased an adjacent building to the March Lane office, for $747,000, in order to expand its administrative functions. The executive offices, finance department, central operations and data processing were moved into these offices in 2004. The Company repossessed the Modesto building and converted it to a banking branch in 1996. The Modesto land was purchased in 1999 for $524,000. The Company purchased the Arnold Branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank. A portion of the building, located at 1013 Blagen Road, is leased to First American Title. The lease is expected to generate $10,000 in 2008. During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current Branch offices. These sites offer the Company better visibility and demonstrate commitment to the communities we serve. The Groveland property was purchased for $148,000 and construction was completed in January 2003. The Angels Camp property was purchased for $200,000 and was completed in the third quarter of 2003. The Company purchased the building in Hayward for $1,800,000 in July 2006 and purchased land on East March Lane in Stockton for $728,000 in June of 2007 to construct a new branch building intended for use when the downtown Stockton office lease expires in September 2008.

          The Company holds additional premises under lease which are presented below:

•

The Company is currently in the last year of a sixteen-year gross level lease for its main office located in downtown Stockton. At the end of the lease, the branch will be relocated to a location on East March Lane in Stockton.

•	In 1999, the Company entered into a 10-year lease with two options to extend for an additional 5 years each for the building in Tracy.

•

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

Item (*) Executive Officers of the Registrant.

               The following table presents certain information regarding the executive officers of the Company:

NAME	AGE	POSITION(S)	SINCE
Steven A. Rosso	53	President and CEO/Director	1992
Gary A. Stewart	58	Executive VP/CCO/Director	1996
JoAnne Roberts	51	Vice President/CFO	2004

(*) Included pursuant to General Instruction (G)(3).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information under the caption “Market Price for Registrant’s Common Equity, Dividends and Related Stockholder Matters” in the Company’s 2007 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See information under the caption “Selected Financial Data” in the Company’s 2007 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

See information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s 2007 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.

See information under the caption “Liquidity and Market Risk” and “Net Interest Income Simulation” in the Company’s 2007 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity, Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company’s 2007 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

The management of Pacific State Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

          Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None

PART III

          Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference from (i) the table of directors and information under the heading “Corporate Governance.” in the Proxy Statement and (ii) information under the heading “Shareholder Relations” in the Company’s 2007 Annual Report to Shareholders as set forth in Exhibit 13 filed herewith.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Proxy Statement, including all information under the caption “Executive Compensation ..”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the Proxy Statement, including information under the captions “Principal Shareholders” and “Stock Ownership of Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheadings “Director Independence” and “Transactions with Management.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheading “Principal Accounting Fees and Services.”

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

                 (a)(1)

          The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2007, are filed and incorporated by reference in Item 8 of this report.

(i) Report of Independent Registered Public Accounting Firm, dated March 28, 2008.

(ii) Consolidated Balance Sheet, December 31, 2007 and 2006.

(iii) Consolidated Statement of Income: Years ended December 31, 2007, 2006 and 2005.

(iv) Consolidated Statement of Changes in Shareholders’ Equity: Years ended December 31, 2007, 2006 and 2005.

(v) Consolidated Statement of Cash Flows: Years ended December 31, 2007, 2006 and 2005.

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

Date: March 28, 2008	PACIFIC STATE BANCORP

By: /s/ Steven A. Rosso

Steven A. Rosso
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2008	By: /s/	Steven A. Rosso

Steven A. Rosso
President and Chief Executive Officer
Director

Date:	March 28, 2008	By: /s/	JoAnne Roberts

JoAnne Roberts
Vice President/CFO
(Principal Financial Officer)
(Principal Accounting Officer)

Date:	March 28, 2008	By: /s/	Michael L. Dalton

Michael L. Dalton
Director and Vice Chairman
Chairman of the Audit Committee

Date:	March 28, 2008	By: /s/	Harold Hand

Harold Hand
Director and Chairman of the Board

Date:	March 28, 2008	By: /s/	Patricia A. Hatton

Patricia A. Hatton
Director and Chairperson of the Director Loan
Committee

Date:	March 28, 2008	By: /s/	Steven J. Kikuchi

Steven J. Kikuchi
Director and Secretary of the Board

Date:	March 28, 2008	By: /s/	Maxwell Freeman

Maxwell Freeman
Director

Date:	March 28, 2008	By: /s/	Yoshikazu Mataga

Yoshikazu Mataga
Director

Date:	March 28, 2008	By: /s/	Gary A. Stewart

Gary A. Stewart
Executive Vice President/CLO
Director

Date:	March 28, 2008	By: /s/	Kathleen Verner

Kathleen Verner
Director

Date:	March 28, 2008	By: /s/	Russell G. Munson

Russell G. Munson
Director

LIST OF EXHIBITS

3.1	Articles of Incorporation, as amended. Incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-K for the year ended December 31, 2004.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 filed with the Company’s Registration Statement No. 333-84908 on Form S-4EF (the “S-4”).

4

Agreement to file copy of Indenture for the Company’s $3.5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued to Pacific State Statutory Trust II. Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

4.1	Agreement to file copy of Indenture for the Company’s $5 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 issued to Pacific State Statutory Trust III.

10.1	Lease Agreement for Main Office. Incorporated by reference from Exhibit 10.1 filed with the S-4.

10.2	Lease Agreement for Lodi Office. Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

10.3	Lease Agreement, Tracy Branch Office. Incorporated by reference from Exhibit 10.3 filed with the S-4.

10.4*	Employment Agreement (Steven A. Rosso) dated October 20, 2005. Incorporated by reference from Exhibit 10.4 to the 2005 10-K.

10.5.1*	Form of Salary Continuation Agreement. Incorporated by reference from Exhibit 10.5.1 to the 2005 10-K .

10.5.2*	Form of Split Dollar Agreement. Incorporated by reference from Exhibit 10.5.2 to the 2005 10-K.

10.5.3	Form of Salary Continuation Agreement.

10.5.4	Form of Split Dollar Agreement.

10.6*	1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

13	The portions of the Pacific State Bancorp 2007 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer (section 302 of Sarbanes-Oxley Act).

31.2	Certification of the Chief Financial Officer (section 302 of Sarbanes-Oxley Act).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

*	Denotes management contract or compensatory arrangement