Form 10-Q
period 2008-03-31
PACIFIC STATE BANCORP
filed 2008-05-15
CIK 1169424

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

OR

0	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission file number:  0-49892

PACIFIC STATE BANCORP
(Exact Name of Registrant as Specified in its Charter)

California	61-1407606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1899 W. March Lane, Stockton, CA 95207
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, including Area Code (209) 870-3200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 0         Accelerated filer 0       Non –accelerated filer  0   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes 0   No ☒

Indicate the number of shares outstanding of each of the registrant issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of May 14, 2008
Common Stock No Par Value	3,703,207

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited	March 31,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$13,130	$13,794
Federal funds sold	21,716	31,880
Total cash and cash equivalents	34,846	45,674
Interest bearing deposits at other banks	3,000	3,000
Investment securities	47,539	41,352
Loans, less allowance for loan losses of $3,629 at March 31, 2008 and $3,948 at December 31, 2007	325,041	308,458
Premises and equipment, net	14,659	14,269
Company owned life insurance	8,101	8,025
Accrued interest receivable and other assets	10,494	10,296
Total assets	$443,680	$431,074
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$60,318	$67,071
Interest bearing	294,998	274,750
Total deposits	355,316	341,821
Other borrowings	40,000	40,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	4,471	6,453
Total liabilities	408,551	397,038
Commitments and contingencies
Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock - no par value; 24,000,000 shares authorized; issued and outstanding –3,703,207 shares in 2008 and 3,703,207 shares in 2007	10,504	10,418
Retained earnings	25,098	24,004
Accumulated other comprehensive loss, net of taxes	(473)	(386)
Total shareholders' equity	35,129	34,036
Total liabilities and shareholders' equity	$443,680	$431,074

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended March 31, 2008 and 2007
(In thousands)

(Unaudited)	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest income:
Interest and fees on loans	$6,476	$6,842
Interest on Federal funds sold	115	321
Interest on investment securities	710	343
Total interest income	7,301	7,506

Interest expense:
Interest on deposits	2,798	2,917
Interest on borrowings	430	66
Interest on subordinated debentures	154	192
Total interest expense	3,382	3,175

Net interest income before provision for loan losses	3,919	4,331
Provision for loan losses	210	165
Net interest income after provision for loan losses	3,709	4,166

Non-interest income:
Service charges	237	221
Gain on sale of loans	19	9
Other income	216	456
Total non-interest income	472	686

Non-interest expenses:
Salaries and employee benefits	1,268	1,482
Occupancy	263	286
Furniture and equipment	179	167
Other expenses	785	775
Total non-interest expenses	2,495	2,710

Income before provision for income taxes	1,686	2,142
Provision for income taxes	592	816
Net income	$1,094	$1,326

Basic earnings per share	$0.30	$0.36

Diluted earnings per share	$0.27	$0.33

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended March 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$1,094	$1,326
Provision for loan losses	210	165
Net decrease in deferred loan origination costs	73	38
Depreciation, amortization and accretion	36	52
Gain on sale of loans, net	-	(9)
Stock-based compensation expense	86	50
Increase in Company owned life insurance, net	(76)	(60)
Increase in accrued interest receivable and other assets	(126)	(600)
Increase in accrued interest
payable and other liabilities	(1,982)	981
Net cash provided by operating activities	(685)	1,943
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(16,886)	(10,737)
Proceeds from matured and called available-for-sale investment securities	10,265	6,070
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	296	116
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	53	1
Purchase of FRB and FHLB stock	(14)	-
Net increase in loans	(16,807)	(362)
Purchases of premises and equipment	(545)	(262)
Net cash used in investing activities	(23,638)	(5,174)
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	9,709	1,799
Net increase in time deposits	3,786	13,266
Proceeds from exercise of stock options	-	51
Net cash provided by financing Activities	13,495	15,116
Increase (decrease) in cash and cash equivalents	(10,828)	11,885
Cash and cash equivalents at beginning of year	45,674	50,615
Cash and cash equivalents at end of year	$34,846	$62,500

Pacific State Bancorp and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the “Bank”), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts II and III.  Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank.  The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank’s primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals.  Pacific State Statutory Trusts II and III are unconsolidated, wholly owned statutory business trusts formed in March 2004 and June 2007, respectively for the exclusive purpose of issuing and selling trust preferred securities.

The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company as of March 31, 2008 had 83 employees, including 20 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California.  Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of “PSBC”.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2008 and December 31, 2007, and the results of its operations for the three month period ended March 31, 2008 and 2007, and its cash flows for the three month periods ended March 31, 2008 and 2007 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report to Shareholders.   The results of operations for the three month period ended March 31, 2008 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

	March 31,	December 31,

	2008	2007
	(In thousands)
Commercial	$88,292	$83,012
Agricultural	13,062	12,646
Real estate - commercial mortgage	123,920	121,157
Real estate - construction	89,538	80,168
Installment	13,723	15,215
Gross loans	328,535	312,198

Deferred loan origination (fees) costs, net	135	208
Allowance for loan losses	(3,629)	(3,948)
Net loans	$325,041	$308,458

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $101,991,000 and $121,255,000 and stand-by letters of credit of $3,299,000 and $3,491,000 at March 31, 2008 and December 31, 2007, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $36,858,000 of the loan commitments outstanding at March 31, 2008 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Virtually all such commitments are collateralized. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2008 and December 31, 2007.

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

	Three Months Ended
(in thousands)	March 31, 2008	March 31, 20087
Net Income	$1,094	$1,326
Other Comprehensive Loss:
Change in unrealized loss on
available for sale securities	(98)	(21)
Reclassification adjustment	11	-
Total Other Comprehensive Loss	(87)	(21)
Total Comprehensive Income	$1,007	$1,305

7. STOCK –BASED COMPENSATION

Stock Option Plan

At March 31, 2008, the Company has one stock-based compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the “Plan”). The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. New shares are issued upon the exercise of options.  Under the Plan, the Company can no longer issue any incentive stock options and has 26,954 shares of common stock remaining in reserve for issuance to directors through non statutory agreements.

Stock Option Compensation

There were no stock options granted in the three month periods ended March 31, 2008 and none granted for the three months ended March 31, 2007. For the three month periods ended March 31, 2008 and 2007, the compensation cost recognized for stock option compensation was $85,000 and $50,000, respectively. The excess tax benefits were not significant for the Company.

At March 31, 2008, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $400,000.  Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option.  This cost is expected to be recognized over a weighted average remaining period of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	656,769	$7.69	5.5 years	$3,836
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 31, 2008	656,769	$7.69	5.5 years	$3,836
Options vested or expected to vest at March 31, 2008	515,622	$7.01	5.4 years	$3,362
Exercisable at March 31, 2008	515,622	$7.01	5.4 years	$3,362

The intrinsic value was derived from the closing market price of the Company’s common stock of $13.53 as of March 31, 2008

.

8. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5,  Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months ended March 31, 2008.  The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

9. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)").  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the Emerging Issues Task Force ("EITF") conclusion under EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4").  EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee.  Under the provisions of these Statements, if the employer has effectively agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12.  Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either Statement 106 or Opinion 12.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods.  The Company adopted the provisions of EITF 06-4 as of January 1, 2008 and management determined that adoption will not have an impact on the financial position, results of operations or cash flows of the Company.

Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion – 1967, as well as recognize an asset based on the substance of the arrangement with the employee.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The Company adopted the provisions of EITF 06-10 on January 1, 2008 and management determined that adoption will not have an impact on the financial position, results of operations or cash flows of the Company.

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

When the Company uses in this Quarterly Report the words “anticipate”, “estimate”, “expect”, “project”, “intend, “commit”, “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of the uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many factors that will determine these results and values are beyond the Company’s ability to control or predict.  For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State  Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report to Shareholders on Form 10-K.

OVERVIEW

For the three months ended March 31, 2008:

The Company’s net income decreased $232 thousand or 17.5% to $1,094 thousand for the first quarter of 2008 from $1,326 thousand for the same period in 2007.  The primary contributors to the decrease in net income for the first quarter of 2008 were the $412 thousand decrease in net interest income and a $214 thousand decrease in non interest income over the same period in 2007.  The decreases were partially offset by a decrease in non interest expenses of $215 thousand. The decrease in non interest expenses consisted primarily of decreases in salaries and benefits of $214 thousand.  Additionally, the provision for income taxes decreased $224 thousand.  Basic earnings per share decreased to $0.30 for the first quarter of 2008 down 16.7% from $0.36 for the same period in 2007.  Diluted earnings per share decreased to $0.27 for the first quarter of 2008 down 18.2% from the $0.33 for the same period in 2007.

Total assets at March 31, 2008 were $443,680,000, an increase of $12,606,000 or 2.92% (11.9% annualized), from the $431,074,000 at December 31, 2007.  The growth in assets was primarily in the Company’s loan and investment portfolios.  Loans grew by $16,583,000 or 5.38% (21.9% annualized) to $325,041,000 at March 31, 2008 from $308,458,000 at December 31, 2007. Investments grew $6,187,000 or 15.00% (60.8% annualized) to $47,539,000 million at March 31, 2008 from $41,352,000 million at December 31, 2007.  The growth in loans and investments was funded by a decrease in federal funds sold of $10,164,000 or 31.9%, an increase in total deposits of $13,495,000 or 3.9% and net income of $1,094,000.

The annualized return on average assets (“ROAA”) was 1.05% for the three month period ended March 31, 2008 compared to 1.42% for the same period in 2007.  The annualized return on average equity (“ROAE”) was 12.85% for the three month period ended March 31, 2008 compared to 18.46% for the same period in 2007. The decrease in ROAA and ROAE is primarily attributable to a decrease in earnings in the first quarter of 2008 compared to the first quarter of 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

Net interest income before provision for loan losses.  Net interest income was $3.9 million for the three months ended March 31, 2008, a decrease of $412 thousand or 9.5% from $4.3 million for the same period in 2007.  The decrease in net interest income was primarily the result of a contraction in the Bank’s net interest margin.  The contraction in the net interest margin has been partially offset by increased volume in the average interest earning asset segment of the portfolio.  In addition to an increase in average earning assets, average earning liabilities has increased by a similar amount.  The decrease in asset yields of 121 basis points compared to a decrease in liability yields of 30 basis points has resulted in an overall decrease in the net interest margin of 100 basis points.  The decrease in yields on liabilities has decreased at a slower rate as a result of a change in the Bank’s deposit mix and strong competition in the market place for deposits.  Management anticipates liability funding costs to decrease during the remainder of the year as current liabilities mature and reprice.

Interest income decreased $205 thousand or 2.7% to $7.3 million for the three months ended March 31, 2008 from $7.5 million for the same period in 2007.  The decrease in interest income was primarily attributed to decreasing yields earned on earning assets.  The Company’s average loan yield was 8.10% for the three months ended March 31, 2008, down 139 basis points from the 9.49% yield for the same period in 2007.  Increasing average loan volumes partially offset the decrease in yields earned on loans.  Average loan balances grew by $29,013,000 or 9.9% for the three months ended March 31, 2008 compared to the same time period in 2007.  As a result of the yield decrease, interest income on loans decreased $366 thousand.  The Company’s average balances of investment securities increased $21,307,000 to $48,044,000 for the three months ended March 31, 2008 from the $26,737,000 for the same period in 2007. The Company’s average yield on investments increased 69 basis points to 5.89% from 5.20% for the same period in 2007.  As a result, interest income increased $361 thousand.  The Company’s average balances of Federal funds sold decreased $12,982,000 to $13,167,000 for the three months ended March 31, 2008 from the $26,149,000 for the same period in 2007. The Company’s average yield on Federal funds sold decreased 147 basis points to 3.51% from 4.98% for the same period in 2007.  As a result, interest income decreased $206 thousand.

Interest expense increased $207 thousand, or 6.5% to $3.4 million for the three months ended March 31, 2008, from $3.2 million for the same period in 2007.  The increase is primarily attributed to both the increase in levels of the average time deposits and other borrowings, offset by the decrease in the level of interest-bearing demand deposits and rates paid on all interest bearing liabilities. Time deposits increased as the bank experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits.  Rates were decreased during the period as rates on deposits with competitors decreased subsequent to the Federal Reserve rate cuts.  The Company’s average balances of time deposits grew to $200,610,000 for the three months ended March 31, 2008, up $21,534,000, or 12.0% from $174,076,000 for the same period in 2007.  The increase in time deposit balances was offset by a decrease in the average rate paid on time deposits of 38 basis points to 4.82% for the three months ended March 31, 2008.  This was a decrease from 5.20% for the same period in 2007.  As a result, interest expense on time deposits increased $107,000.  The Company’s average balances of interest bearing demand deposits decreased $18.8 million to $69.1 million for the three months ended March 31, 2008 from $87.8 million for the same period in 2007.  The average rate paid decreased 55 basis points to 2.26% from 2.81% for the same period in 2007. As a result interest expense on interest bearing demand deposits decreased $219 thousand. The Company’s average balances of other borrowings increased $35.3 million to $49.1 million for the three months ended March 31, 2008 from $13.8 million for the same period in 2007 and the rates paid decreased 281 basis points to 4.78% for the three months ended March 31, 2008 from 7.59% for the same period in 2007.  As a result interest expense on other borrowings increased $326 thousand.

As a result of the changes noted above, the net interest margin for the three months ended March 31, 2008 decreased 100 basis points to 4.09%, from 5.09% for the same period in 2007.

The following table presents for the three month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity.  It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages.  Average balances are based on daily averages.  Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

PACIFIC STATE BANCORP
Yield Analysis
For Ended Three Months March 31,
(Dollars in thousands)	2008			2007
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loan(2)	$321,423	$6,476	8.10%	$292,410	$6,842	9.49%
Investment securities(1)	48,044	704	5.89%	26,737	343	5.20%
Federal funds sold	13,167	115	3.51%	26,149	321	4.98%
Interest Bearing Deposits in Banks	3,000	6	0.80%	0	0	0.00%
Total average earning assets	$385,634	$7,301	7.61%	$345,296	7,506	8.82%

Non-earning assets:
Cash and due from banks	12,944			18,802
Bank premises and equipment	14,458			11,987
Other assets	16,104			9,058
Allowance for loan loss	(4,009)			(2,544)
Total average assets	$425,131			$382,599

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

Interest-bearing Demand	$69,081	$389	2.26%	$87,840	$608	2.81%
Savings	5,359	7	0.53%	5,595	14	1.01%
Time Deposits	200,610	2,402	4.82%	179,076	2,295	5.20%
Other borrowing(3)	49,116	584	4.78%	13,787	258	7.59%

Total average interest-bearing liabilities	$324,166	$3,382	4.20%	$286,298	$3,175	4.50%

Noninterest-bearing liabilities:
Demand deposits	61,640			65,347
Other liabilities	4,708			1,488
Total average liabilities	390,514			353,133
Shareholders' equity:	34,617			29,466
Total average liabilities and shareholders' equity	$425,131			$382,599

Net interest income		$3,919			$4,331

Net interest margin(4)			4.09%			5.09%

(1)	Not computed on a tax-equivalent basis.
(2)	Loan fees included in loan interest income for the three month periods ended March 31, 2008 and 2007 amounted to $154 thousand and $387 thousand, respectively.
(3)	For the purpose of this schedule the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:

	Three Months ended March 31,
	2008 over 2007
	Net
	Change	Rate	Volume
(In thousands)
Interest Income:
Loans	$(366)	$(1,045)	$679
Investment securities	361	88	273
Federal funds sold	(206)	(47)	(159)
Interest Bearing Deposits in Banks	6	-	6
Total interest income	$(205)	$(1,004)	$799

Interest Expense:
Interest-bearing Demand	$(219)	$(89)	$(130)
Savings	(7)	(6)	(1)
Time Deposits	107	(169)	276
Other borrowing	326	(335)	661
Total interest expense	$207	$(600)	$807
Net interest income	$(412)	$(404)	$(8)

(1)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.

Provision for loan losses.  The Company recorded $210 thousand in provision for loan losses for the three month period ended March 31, 2008 an increase of $45 thousand or 27.3% from $165 thousand for the same period in 2007.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest Income.  During the three months ended March 31, 2008, total non-interest income decreased $214 thousand or 31.2% to $472 thousand, down from $686 thousand for the comparable period in 2007.  The decline has been the result of decreased asset sales, loan sales, and servicing income.  These areas of income generation have been affected by the general slowdown in home sales in the region.

Other income decreased $240 thousand to $216 thousand for the three months ended March 31, 2008 compared to $456 thousand for the same time period in 2007.  The decrease was the result of a decrease in mortgage referral fees and servicing revenues due to a downturn in the region’s real estate market in 2008.

Non-Interest Expenses.  Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended March 31, 2008 was $2.5 million compared to $2.7 million for the same period in 2007, representing a decrease of $215 thousand or 7.9%.  This decrease reflects decreases in salaries and benefits of $214 thousand or 14.4% which is the result of positions remaining open for longer periods of time.  The decrease in occupancy expense is primarily attributable to decreased depreciation expense associated with assets being fully depreciated and efforts focused on controlling facility costs.

The following table sets forth a summary of non-interest expense for the three months periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2008	2007
Non-interest Expense:
Salaries & Benefits	$1,268	$1,482
Occupancy	263	286
Furniture and Equipment	179	167
Other Expense	785	775

Total Non-Interest Expenses	$2,495	$2,710

Income Taxes.  The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the three month period ended March 31, 2008 decreased slightly to 35.1% from 38.1% for the same period in 2007.  The decrease was due to the increased level of income derived from company owned life insurance and tax advantaged securities.

The following table reflects the Company’s tax provision and the related effective tax rate for the three months periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2008	2007
Tax Provision	$592	$816
Effective Tax Rate	35.1%	38.1%

FINANCIAL CONDITION

Total assets at March 31, 2008 were $443,680,000, an increase of $12,606,000 or 2.9% (11.9% annualized), from the $431,074,000 at December 31, 2007.  The growth in assets was primarily in the Company’s level of loans and investments.  Investments grew $6,187,000 or 15.0% (60.8% annualized) to $47,539,000 at March 31, 2008 from $41,352,000 at December 31, 2007.  Loans grew by $16,583,000 or 5.4% (21.9% annualized) to $325,041,000 at March 31, 2008 from $308,458,000 at December 31, 2007.  The growth in loans and investments was funded by a decrease in federal funds sold of $10,164,000 and an increase in deposits of 13,495,000.

The increase in deposits was comprised of a decrease in non-interest bearing deposits of $6.7 million or 10.1% (40.9% annualized) to $60.3 million at March 31, 2008 from $67.1 million at December 31, 2007; this decrease was offset by increases in interest bearing deposits of $20.1 million or 7.4% (29.9% annualized) to $295.0 million at March 31, 2008 from $274.8 million at December 31, 2007. The change in the mix of deposit is the result of disintermediation in which depositors seek higher yields on deposits by placing the deposits in higher yield term accounts.

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

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley.  Commercial loans increased $5.3 million or 6.4% (25.9% annualized) to $88.3 million from $83.0 million at December 31, 2007.  Agricultural loans increased by $416 thousand or 3.3% (13.4% annualized). Real estate – commercial loans increased by $2.8 million or 2.3% (9.3% annualized) to $123.9 million from $121.2 million at December 31, 2007. Real estate – construction loans increased $9.4 million or 11.7% (47.5% annualized) to $89.5 million from $80.2 million at December 31, 2007. Installment and other loans decreased $1.5 million or 9.8% (39.9% annualized) to $13.7 million from $15.2 million at December 31, 2007. The portfolio mix has varied compared to 2007 due to different rates of growth in each segment of the portfolio.  Commercial and agricultural loans now represents 30.9% of total loans compared to 28.2% in the prior year, real estate construction loans now represents 27.3% compared to 22.1% in the prior year, commercial real estate loans now represents 37.7% compared to 45.9% in the prior year, and installment loans now represents 4.1% compared to 3.8% in the prior year.

Nonperforming loans.  The Bank has experienced an increase in nonperforming loans from $432,000 at December 31, 2007 to $2,177,000 or 0.66% of gross loans at March 31, 2008.  Current nonperforming loans consisted of two commercial loans.  Management has recorded chargeoffs of $533,000 through March 31, 2008, consisting primarily of the loan which was nonperforming at December 31, 2007.  At present, Management believes that the level of allowance for loan losses currently recorded is sufficient for probable losses.  The loan portfolio has continued to perform well in 2008 with credit problems remaining confined to specific customers.

Analysis of allowance for loan losses.  In determining the amount of the Company’s Allowance for Loan Losses (“ALL”), management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in credit risk.

The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company’s statements of operations as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of a number of factors including (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) monthly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' businesses, valuation of collateral, the determination of impaired loans and exposure to potential losses.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly it is not possible to predict the effect future economic trends may have on the level of the provision for loan losses in future periods.

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

The provision for loan losses increased to $210,000 for the three months ended March 31, 2008 compared to $165,000 for the same period in 2007. The increase in the amount of the provision is a direct result of the Company’s analysis of the loan portfolio and the loan loss history of the Company.  Management does not believe that there were any adverse trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

The following table summarizes the activity in the ALL for the periods indicated:

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Beginning Balance:	$3,948	$2,478
Provision for loan losses	210	165
Charge-offs:
Commercial	533	-
Real Estate	-	-
Other	-	-
Total Charge-offs	533	-
Recoveries:
Commercial	4	-
Other	-	3
Total Recoveries	4	-
Ending Balance	$3,629	$2,646
ALL to total loans	1.11%	0.91%
Net Charge-offs to average loans-annualized	0.67%	0.00%

Investment securities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements, other than in conjunction with the adoption of SFAS No. 159, in the three months ended March 31, 2008.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  Currently the Company records only available for sale securities at fair value.

Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.  The company uses level 1 inputs, or quoted market prices, to value approximately $9,290,000.  The remaining $38,195,000 of available securities uses level 2 inputs or matrix pricing and model pricing.

Investment securities increased $6.2 million to $47.5 million at March 31, 2008, from $41.4 million at December 31, 2007. Federal funds sold decreased $10.2 million to $21.7 million at March 31, 2008, from $31.9 million at December 31, 2007.

The Company’s investment in U.S. Treasury securities decreased to 21.0% of the investment portfolio at March 31, 2008 compared to 42.3% at December 31, 2007.  Obligations of U.S. Agencies increased to 31.7% of the investment portfolio at March 31, 2008 compared to 7.2% at December 31, 2007.  The Company’s investment in corporate bonds decreased to 40.8% of the investment portfolio at March 31, 2008 compared to 42.8% at December 31, 2007. Tax-exempt municipal obligation bonds decreased to 6.5% of the investment portfolio at March 31, 2008 compared to 7.7% at December 31, 2007.

Deposits.  Total deposits were $355.3 million as of March 31, 2008 an increase of $13.5 million or 4.0% from the December 31, 2007 balance of $341.8 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits decreased to 22.7% of total deposits down from 24.9% at December 31, 2007.  Money market and savings accounts decreased to 15.2% of total deposits from 17.4% at December 31, 2007.  Time deposits increased to 62.1% of total deposits from 57.7% at December 31, 2007

CAPITAL RESOURCES

Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive.  Historically, capital has been generated principally from the retention of earnings.

Overall capital adequacy is monitored on a day-to-day basis by the Company’s management and reported to the Company’s Board of Directors on a quarterly basis.  The Bank’s regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

As of March 31, 2008 the most recent notification by the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes that the Company met all of its capital adequacy requirements.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.

The Company’s and the Bank’s risk-based capital ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2008:	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$47,425	12.3%	$30,886	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$43,574	11.3%	$15,443	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$43,574	10.3%	$16,974	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$44,695	11.6%	$30,720	8.0%	$38,401	10.0%
Tier 1 capital (to risk-weighted assets)	$40,844	10.6%	$15,360	4.0%	$23,040	6.0%
Tier 1 capital (to average assets)	$40,844	9.7%	$16,881	4.0%	$21,102	5.0%

December 31, 2007:
Company:
Total capital (to risk-weighted assets)	$46,285	12.6%	$29,433	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$42,018	11.4%	$14,717	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$42,018	10.2%	$16,524	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$44,368	12.1%	$29,256	8.0%	$36,570	10.0%
Tier 1 capital (to risk-weighted assets)	$40,198	11.0%	$14,628	4.0%	$21,942	6.0%
Tier 1 capital (to average assets)	$40,198	9.8%	$16,428	4.0%	$20,535	5.0%

LIQUIDITY

The purpose of liquidity management is to ensure efficient and economical funding of the Company’s assets consistent with the needs of the Company’s depositors, borrowers and, to a lesser extent, shareholders. This process is managed not by formally monitoring the cash flows from operations, investing and financing activities as described in the Company’s statement of cash flows, but through an understanding principally of depositor and borrower needs. As loan demand increases, the Company can use asset liquidity from maturing investments along with deposit growth to fund the new loans.

With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, available-for-sale investment securities, and principal and interest payments on loans. With respect to liabilities, liquidity is provided by core deposits, shareholders' equity and the ability of the Company to borrow funds and to generate deposits.

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $82.3 million or 18.5% of total assets at March 31, 2008 compared to $87.0 million or 20.2% of total assets at December 31, 2007. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates such as interest rates, commodity prices and equity prices.  The Company’s market risk s a financial institution arises primarily from interest rate risk exposure.  Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that possess a short term to maturity.  Based upon the nature of its operations, the Company is not subject to fluctuations in foreign currency exchange or commodity pricing.  However, the Company’s commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and managing exposure to interest rate risk deemed by management to be acceptable.  Management believes an acceptable degree of exposure to interest rate risk results from management of assets and liabilities through using floating rate loans and deposits, maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates.  The Company’s profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest earning assets, such as loans and securities, and interest expense on interest bearing liabilities, such as deposits, trust preferred securities and other borrowings.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest earning assets reprice differently from its interest bearing liabilities.  The Company manages its mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

The Company seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments.  The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure.  As part of this effort, the Company measures interest rate risk utilizing both an internal asset liability measurement system as well as independent third party reviews to confirm the reasonableness of the assumptions used to measure and report the Company’s interest rate risk, enabling management to make any adjustments necessary.

Interest rate risk is managed by the Company’s Asset Liability Committee (“ALCO”), which includes members of senior management and several members of the Board of Directors.  The ALCO monitors interest rate risk by analyzing the potential impact on interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure.  The ALCO manages the Company’s balance sheet in part to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rates.  The Company’s exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO.

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2008 compared to December 31, 2007 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2007 Annual Report to Shareholders filed as an exhibit with the Company’s 2007 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company’s projected net interest income sensitivity analysis based on period-end data:

	March 31, 2008
Change in Rates	Adjusted Net Interest Income	Percent change from
	(in thousands)	Base
Up 200 basis points	$17,090	3.59%
Up 150 basis points	16,950	2.75%
Up 100 basis points	16,804	1.86%
Base Scenario	16,497	0.00%
Down 100 basis points	16,159	-2.05%
Down 150 basis points	15,979	-3.14%
Down 200 basis points	$15,793	-4.27%

ITEM 4.    CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e)), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated and unconsolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

There were no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected or could significantly affect internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Not applicable.

Part II – Other Information

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The Company is not aware of any material changes to the risks described in our Annual Report.

ITEM 6. EXHIBITS

31.1             Certification of Chief Executive Officer (section 302 of the Sarbanes-Oxley Act)
31.2             Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific State Bancorp

May 15, 2008	By:	/s/ Steven A. Rosso
Steven A. Rosso
President and Chief Executive Officer

Pacific State Bancorp

May 15, 2008	By:	/s/ JoAnne Roberts
JoAnne Roberts
Senior Vice President and Chief Financial Officer