Form 10-Q
period 2008-06-30
PACIFIC STATE BANCORP
filed 2008-08-14
CIK 1169424

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited	June 30,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$16,079	$13,794
Federal funds sold	35,091	31,880
Total cash and cash equivalents	51,170	45,674
Interest bearing deposits at other banks	-	3,000
Investment securities	47,441	41,352
Loans, less allowance for loan losses of $3,427 in 2008 and $3,948 in 2007	321,502	308,458
Premises and equipment, net	15,234	14,269
Company owned life insurance	8,160	8,025
Accrued interest receivable and other assets	10,407	10,296
Total assets	$453,914	$431,074
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$67,123	$67,071
Interest bearing	304,281	274,750
Total deposits	371,404	341,821
Other borrowings	35,000	40,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	3,791	6,453
Total liabilities	418,959	397,038
Commitments and contingencies
Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock - no par value; 24,000,000 shares authorized; issued and outstanding –3,715,598 shares in 2008 and 3,707,698 shares in 2007	10,645	10,418
Retained earnings	25,678	24,004
Accumulated other comprehensive loss, net of taxes	(1,368)	(386)
Total shareholders' equity	34,955	34,036
Total liabilities and shareholders' equity	$453,914	$431,074

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$6,201	$7,300	$12,677	$14,142
Interest on Federal funds sold	141	348	256	669
Interest on investment securities	892	484	1,602	827
Total interest income	7,234	8,132	14,535	15,638

Interest expense:
Interest on deposits	2,860	3,239	5,658	6,156
Interest on other borrowings	418	55	848	121
Interest on subordinated debentures	108	185	262	377
Total interest expense	3,386	3,479	6,768	6,654

Net interest income before provision for loan losses	3,848	4,653	7,767	8,984
Provision for loan losses	600	55	810	220
Net interest income after provision for loan losses	3,248	4,598	6,957	8,764

Non-interest income:
Service charges	223	217	460	438
Gain on sale of loans	132	19	151	28
Other income	242	470	458	926
Total non-interest income	597	706	1,069	1,392

Non-interest expenses:
Salaries and employee benefits	1,282	1,506	2,550	2,988
Occupancy	302	277	565	563
Furniture and equipment	195	200	374	367
Other expenses	1,046	1,019	1,831	1,783
Total non-interest expenses	2,825	3,002	5,320	5,701

Income before provision for income taxes	1,020	2,302	2,706	4,455
Provision for income taxes	441	904	1,033	1,720
Net income	$579	$1,398	$1,673	$2,735

Basic earnings per share	$0.16	$0.38	$0.45	$0.75

Diluted earnings per share	$0.15	$0.35	$0.43	$0.68

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2008 and 2007

Unaudited (Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,673	$2,735
Provision for loan losses	810	220
Net increase in deferred loan origination costs	(1)	(20)
Depreciation, amortization and accretion	80	(3)
Gain on sale of loans, net	(151)	(28)
Stock-based compensation expense	171	127
Increase in Company owned life insurance, net	(135)	(119)
Decrease (increase) in accrued interest receivable and other assets	557	(637)
(Decrease) increase in accrued interest
payable and other liabilities	(2,661)	1,113
Net cash provided by operating activities	343	3,388
Cash flows from investing activities:
Decrease in interest bearing deposits at other banks	3,000	-
Purchases of available-for-sale investment securities	(21,102)	(24,477)
Proceeds from matured and called available-for-sale investment securities	12,735	9,070
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	730	1,558
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	20	1
Purchase of FRB and FHLB stock	(14)	-
Net increase in loans	(13,641)	(8,992)
Purchases of premises and equipment	(1,214)	(1,384)
Net cash used in investing activities	(19,486)	(24,224)
Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	(3,170)	(23,253)
Net increase in time deposits	32,753	35,114
Proceeds from exercise of stock options	56	181
Net (decrease) increase in other borrowings	(5,000)	3,600
Net cash provided by financing Activities	24,639	15,642
Increase (decrease) in cash and cash equivalents	5,496	(5,194)
Cash and cash equivalents at beginning of period	45,674	50,615
Cash and cash equivalents at end of period	$51,170	$45,421

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

The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company as of June 30, 2008 had 83 employees, including 20 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California.  Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of “PSBC”.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2008 and December 31, 2007, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report to Shareholders.   The results of operations for the three month and six month periods ended June 30, 2008 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial	$85,979	$83,012
Agricultural	15,326	12,646
Real estate - commercial mortgage	134,929	121,157
Real estate - construction	74,298	80,168
Installment	14,188	15,215
Gross loans	324,720	312,198

Deferred loan origination (fees) costs, net	209	208
Allowance for loan losses	(3,427)	(3,948)
Net loans	$321,502	$308,458

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $69,037,000 and $121,255,000 and stand-by letters of credit of $2,863,000 and $3,491,000 at June 30, 2008 and December 31, 2007, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $14,491,000 of the loan commitments outstanding at June 30, 2008 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Virtually all such commitments are collateralized. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2008 and December 31, 2007.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Income	$579	$1,389	$1,673	$2,735
Other Comprehensive Loss:
Change in unrealized loss on
available for sale securities	(895)	(9)	(982)	(30)
Reclassification adjustment	11	-	11	-
Total Other Comprehensive Loss	(884)	(9)	(971)	(30)
Total Comprehensive (Loss) Income	$(305)	$1,380	$702	$2,705

7. STOCK –BASED COMPENSATION

Stock Option Plan

The Company’s only stock-based compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the “Plan”), terminated in 2007. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. New shares are issued upon the exercise of options

Stock Option Compensation

There were no stock options granted in the three and six month periods ended June 30, 2008 and June 30, 2007. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. For the three month periods ended June 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $86,000 and $77,000, respectively. For the six month periods ended June 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $171,000 and $127,000, respectively. The excess tax benefits were not significant for the Company.

At June 30, 2008, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $299,000.  .  This cost is expected to be recognized over a weighted average remaining period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of June 30, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	656,769	$7.69	5.5 years	$3,836
Granted	-	-	-	-
Exercised	7,900)	$4.02	2.4 Years	$52
Cancelled	-	-	-	-
Outstanding at June 30, 2008	648,869	$7.73	5.3 years	$260
Options vested or expected to vest at June 30, 2008	505,012	$7.08	4.3 Years	$543
Exercisable at June 30, 2008	505,012	$7.08	4.3 Years	$543

The intrinsic value was derived from the closing market price of the Company’s common stock of $8.13 as of June 30, 2008 and $12.57 of December 31, 2007.

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

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months or six months ended June 30, 2008.
The Company applies the asset and liability method to account for income taxes.  Deferred tax assets are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities.  The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date.  On the consolidated balance sheet, net deferred tax assets are included in other assets.

Accounting for uncertainty in income taxes – The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along wih any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income.  There have been no significant change to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2008.

9. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The Company adopted SFAS No. 157 on January 1, 2008 and, in management’s opinion, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008 and, in management’s opinion, the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State  Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report on Form 10-K.

OVERVIEW

For the three months ended June 30, 2008:

The Company’s net income decreased $819 thousand or 58.6% to $579 thousand for the second quarter of 2008 from $1,398 thousand for the same period in 2007.  The primary contributors to the decrease in net income for the second quarter of 2008 were the (1) $805 thousand decrease in net interest income, a (2) $545 thousand increase in provision for loan losses, and a (3) $109 thousand decrease in non-interest income, primarily other income, compared to the same period in 2007.  The changes above were partially offset by decreases in non-interest expenses of $177 thousand. The decrease in non-interest expenses consisted primarily of decreases in salaries and benefits of $224 thousand, which was offset by an increase in occupancy, furniture and equipment expenses of $20 thousand as well as an increase of $27 thousand in other expenses.  The provision for income taxes decreased $463 thousand.

Basic earnings per share decreased to $0.16 for the second quarter of 2008 down 57.9% from $0.38 for the same period in 2007.  Diluted earnings per share decreased to $0.15 for the second quarter of 2008 down 57.1% from the $0.35 for the same period in 2007.

The annualized return on average assets (“ROA”) was 0.52% for the three month period ended June 30, 2008 compared to 1.41% for the same period in 2007.  The annualized return on average equity (“ROE”) was 6.64% for the three month period ended June 30, 2008 compared to 18.18% for the same period in 2007. The decrease in ROA and ROE is primarily attributable to a decrease in net income as compared to the same period in 2007.

For the six months ended June 30, 2008:

The Company’s net income decreased $1,062 thousand or 38.8% to $1,673 thousand for the six months ended June 30, 2008 from $2,735 thousand for the same period in 2007.  The primary contributors to the decrease in net income for the six months ended June 30, 2008 were the (1) $1,217 thousand decrease in net interest income, (2) increase in provision for loan losses of $590 thousand and (3) $323 thousand decrease in non-interest income.  These changes were partially offset by decreases in non-interest expenses of $381 thousand. The decrease in non-interest expenses consisted primarily of decreases in salaries and benefits of $438 thousand, occupancy, furniture and equipment expenses of $9 thousand as well as an increase of $48 thousand in other expenses.  The decrease in salaries is the result of a lower level of bonus accrual and increased recognition of deferred loan costs.  The provision for income taxes decreased $687 thousand.

Basic earnings per share decreased to $0.45 for the six months ended June 30, 2008 down 40% from $0.75 for the same period in 2007.  Diluted earnings per share decreased to $0.43 for the six months ended June 30, 2008 down 36.8% from the $0.68 for the same period in 2007.

Total assets at June 30, 2008 were $454 million, an increase of $23 million or 10.7% annualized, from the $431 million at December 31, 2007.  The growth in assets was primarily in the Company’s loan portfolio and investments.  Loans grew $13,044 thousand or 8.5% annualized to $321,502 thousand at June 30, 2008 from $308,458 thousand at December 31, 2007.  Investments grew $6,089 thousand or 29.6% annualized to $47,441 thousand at June 30, 2008 from $41,352 thousand at December 31, 2007.  The growth in loans and investments was funded by the net income of $1.67 million and growth in deposits of $29.6 million.  Interest rate changes in the market and deposit growth have allowed the Bank to prepay certain borrowings and have allowed the bank to reduce wholesale borrowings to $35 million at June 30, 2008 from $40 million at December 31, 2007.  During July 2008, the borrowings were further reduced to $20 million.

The annualized return on average assets (“ROA”) was 0.77% for the six month period ended June 30, 2008 compared to 1.42% for the same period in 2007.  The annualized return on average equity (“ROE”) was 9.60% for the six month period ended June 30, 2008 compared to 18.29% for the same period in 2007. The decrease in ROA and ROE is primarily attributable to a decrease in net income as compared to the same period in 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008

Net interest income before provision for loan losses

	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$6,201	$7,300	$(1,099)	(15.1)%
Interest on Federal funds sold	141	348	(207)	(59.5)
Interest on investment securities	892	484	408	84.3
Total interest income	7,234	8,132	(898)	(11.0)

Interest expense:
Interest on deposits	2,860	3,239	(379)	(11.7)
Interest on other borrowings	418	55	363	660
Interest on subordinated debentures	108	185	(77)	(41.6)
Total interest expense	3,386	3,479	(93)	(2.7)
Net interest income before provision for loan losses	$3,848	$4,653	$(805)	(17.3)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of the more rapid downward repricing of the Bank’s interest earning assets, after the Federal Reserve rate cuts, than the Bank’s repricing of interest bearing liabilities.  The Bank has begun to experience a repricing of liabilities in the second quarter of 2008 which is expected to accelerate in the second half of the year, leading to an improved net interest income result in the second half of the year.  Repricing of time deposits led to a decrease in deposit interest expense during May and June while average balances increased over the same time period.

In addition to the repricing of the interest bearing deposits, interest rate changes in the market and deposit growth have allowed the Bank to prepay certain borrowings and allowed the Bank to reduce wholesale borrowings to $20 million in early July from $35 million at June 30, 2008 and $40 million at December 31, 2007.  Management believes a decreased level of borrowing and repricing of interest bearing deposits will have its greatest impact in the third quarter and early fourth quarter of 2008.

The decrease in interest income was primarily attributed to decreases in the yields on the levels of average loans.  Average loan volume for the three months ended June 30, 2008 compared to the same time period in 2007 increased $34 million, which was offset by a decrease of 234 basis points in the average rate the Bank was able to charge.  Loan volume increased due to the growth of new branches and increased penetration into existing markets.

The Company’s average loan balances were $329 million for the three months ended June 30, 2008 up 11.5% from $295 million for the same period in 2007.  The Company’s average loan yield was 7.58% for the three months ended June 30, 2008, down from the 9.92% yield experienced for the same period in 2007.  As a result of the decrease in yields offset by the increase in average balances interest income decreased $1.1 million.  The Company’s average balances of investment securities increased $14 million to $51 million for the three months ended June 30, 2008 from the $37 million for the same period in 2007. The Company’s average yield on investments increased 180 basis points to 7.00% from 5.20% for the same period in 2007.  As a result of the increase in volume and yield, interest income from investment securities increased $408 thousand.

The Company’s average balances of Federal funds sold increased $1.5 million to $28.9 million for the three months ended June 30, 2008 from the $27.4 million for the same period in 2007. The Company’s average yield on Federal funds sold decreased 330 basis points to 1.79% from 5.09% for the same period in 2007 and interest income decreased by $219 thousand.  As a result, the overall yield on average earning assets decreased 198 basis points to 7.09% for the three months ended June 30, 2008, from 9.07% for the same period in 2007.

The decrease in interest expense is primarily attributed to the change in the volume and mix of interest bearing deposit liabilities, (the level of average time deposits increased significantly while the levels of other interest bearing deposits declined or remaining relatively level).  Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits.  Rates paid on deposits were decreased during the period as market rates for deposits decreased.

The Company’s average balances of time deposits were $228 million for the three months ended June 30, 2008, up $32 million, or 16.1% from $196 million for the same period in 2007. The average rate paid on time deposits decreased 99 basis points to 4.33% for the three months ended June 30, 2008 from 5.32% for the same period in 2007. As a result, interest expense on time deposits decreased $150 thousand.  The Company’s average balances of interest bearing demand deposits decreased $16 million to $69 million for the three months ended June 30, 2008 from $85 million for the same period in 2007.  The average rate paid decreased 62 basis points to 2.33% from 2.95% for the same period in 2007. As a result, interest expense on interest bearing demand deposits decreased $223 thousand.

The Company’s average balances of other borrowings increased $34 million to $48 million for the three months ended June 30, 2008 from $14 million for the same period in 2007 and the rates paid decreased 268 basis points to 4.42% for the three months ended June 30, 2008 from 7.10% for the same period in 2007. As a result of the increased volume offset by the decreased rates paid, interest expense on other borrowings increased $286 thousand.  The overall rates paid on average interest-bearing liabilities decreased 77 basis points to 3.89% for the three months ended June 30, 2008, from 4.66% for the same period in 2007.

As a result of the changes noted above, the net interest margin for the three months ended June 30, 2008 decreased 142 basis points to 3.77%, from 5.19% for the same period in 2007.

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

PACIFIC STATE BANCORP
Yield Analysis
	For Three Months Ended June 30,
(Dollars in thousands)	2008			2007
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$329,055	$6,201	7.58%	$295,030	$7,300	9.92%
Investment securities(2)	51,341	892	7.00%	37,310	484	5.20%
Federal funds sold	28,908	129	1.79%	27,424	348	5.09%
Interest Bearing Deposits in Banks	1,187	12	4.07%	-	-	-%
Total average earning assets	$410,491	$7,234	7.09%	$359,764	$8,132	9.07%

Non-earning assets:
Cash and due from banks	13,669			16,644
Bank premises and equipment	14,953			12,365
Other assets	15,619			10,480
Allowance for loan loss	(3,036)			(2,702)
Total average assets	$451,696			$396,551

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

Interest-bearing Demand	$68,752	$399	2.33%	$84,522	$622	2.95%
Savings	5,394	7	0.52%	5,343	13	0.98%
Time Deposits	227,825	2,454	4.33%	196,233	2,604	5.32%
Other borrowing(3)	47,857	526	4.42%	13,564	240	7.10%

Total average interest-bearing liabilities	$349,828	$3,386	3.89%	$299,662	$3,479	4.66%

Noninterest-bearing liabilities:
Demand deposits	62,853			63,893
Other liabilities	3,923			2,157
Total average liabilities	416,604			365,712
Shareholders' equity:	35,092			30,839
Total average liabilities and shareholders' equity	$451,696			$396,551

Net interest income		$3,848			$4,653

Net interest margin(4)			3.77%			5.19%

(1)	Loan fees included in loan interest income for the three month periods ended June 30, 2008 and 2007 amounted to $216 thousand and $809 thousand, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:

	Three Months ended June 30,
	2008 over 2007
	Net
(In thousands)	Change	Rate	Volume
Interest Income:
Loans and leases	$(1,099)	$(1,941)	$842
Investment securities	408	226	182
Federal funds sold	(219)	(238)	19
Interest Bearing Deposits in Banks	12	-	12
Total interest income	$(898)	$(1,953)	$1,055

Interest Expense:
Interest-bearing Demand	$(223)	$(107)	$(116)
Savings	(6)	(6)	-
Time Deposits	(150)	(569)	419
Other borrowing	286	(321)	607
Total interest expense	(93)	$(1,003)	$910
Net interest income	$(805)	$(950)	$145
(1)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.

Provision for loan losses

The Company recorded $600 thousand in provision for loan losses for the three month period ended June 30, 2008, an increase of $545 thousand or 991% from $55 thousand for the same period in 2007.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest Income

During the three months ended June 30, 2008, total non-interest income decreased $109 thousand or 15.4% to $597 thousand, from $706 thousand for the comparable period in 2007.  The decrease in non-interest income was primarily the result of decreases in fee income derived from the referral of commercial mortgage loans to third parties. The decrease was offset by an increase in the gain on the sale of loans of $113 thousand or 594.7% to $132 thousand for the quarter ended June 30, 2008 up from $19 thousand for the comparable period in 2007.

Non-Interest Expenses

Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended June 30, 2008 was $2.8 million compared to $3.0 million for the same period in 2007, representing a decrease of $177 thousand or 5.9%. This decrease reflects decreases in salaries and benefits of $224 thousand or 14.9% which is the result of a bonus accrual in 2007 that was not recorded in 2008 and increased deferred loan costs. The increase in occupancy, furniture and equipment expense of $25 thousand is attributable to increased costs of maintaining facilities. The increase in other expense of $27 thousand is the result of increased legal fees associated with loan collection.

The following table sets forth a summary of non-interest expense for the three month periods ended June 30, 2008 and 2007:

	Three Months Ended
(In thousands)	June 30, 2008	June 30, 2007
Non-interest Expense:
Salaries & Benefits	$1,282	$1,506
Occupancy	302	277
Furniture and Equipment	195	200
Other Expense	1,046	1,019

Total Non-Interest Expenses	$2,825	$3,002

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the three month period ended June 30, 2008 increased to 43.2% from 39.3% for the same period in 2007.  The increase was due primarily to adjustments made in the second quarter to the income tax calculation.

The following table reflects the Company’s tax provision and the related effective tax rate for the three months periods ended June 30, 2008 and 2007:

	Three Months Ended
(In thousands)	June 30, 2008	June 30, 2007

Tax Provision	$441	$904
Effective Tax Rate	43.2%	39.3%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

Net interest income before provision for loan losses

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$12,677	$14,142	$(1,465)	(10.4)%
Interest on Federal funds sold	256	669	(413)	(61.7)
Interest on investment securities	1,602	827	775	93.7
Total interest income	14,535	15,638	(1,103)	(7.1)

Interest expense:
Interest on deposits	5,658	6,156	(498)	(8.1)
Interest on other borrowings	848	121	727	600.8
Interest on subordinated debentures	262	377	(115)	(30.5)
Total interest expense	6,768	6,654	114	(1.7)
Net interest income before provision for loan losses	$7,767	$8,984	$(1,217)	(13.6)%

The decrease in interest income was primarily attributed to decreases in the rate charged on the levels of average loans offset by the increase in average loan balances.  Average loan volume for the six months ended June 30, 2008 compared to the same time period in 2007 increased $32 million, which was offset by a decrease of 187 basis points in the average rate the Bank was able to charge.  Loan volume increased due to the growth of new branches and increased penetration into existing markets.
The Company’s average loan balances were $325 million for the six months ended June 30, 2008 up 10.7% from $294 million for the same period in 2007.  The Company’s average loan yield was 7.84% for the six months ended June 30, 2008, down from the 9.71% yield experienced for the same period in 2007.  The Company’s average balances of investment securities increased $18 million to $50 million for the six months ended June 30, 2008 from the $32 million for the same period in 2007. The Company’s average yield on investments increased 115 basis points to 6.33% from 5.18% for the same period in 2007.  As a result of the increase in volume and yield, interest income increased $775 thousand.

The Company’s average balances of Federal funds sold decreased $5 million to $21 million for the six months ended June 30, 2008 from the $26 million for the same period in 2007. The Company’s average yield on Federal funds sold decreased 266 basis points to 2.45% from 5.11% for the same period in 2007 and interest income decreased $413 thousand.  As a result, the overall yield on average earning assets decreased 160 basis points to 7.35% for the six months ended June 30, 2008, from 8.95% for the same period in 2007.
The increase in interest expense is primarily attributed to the change in the volume and mix of interest bearing liabilities, (the level of average time deposits increased significantly while the levels of other interest bearing deposits declined or remaining relatively level).  Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits.  Rates paid on deposits were decreased during the period as market rates for deposits decreased.

The Company’s average balances of time deposits were $214 million for the six months ended June 30, 2008, up $27 million, or 14.1% from $188 million for the same period in 2007. The average rate paid on time deposits decreased 70 basis points to 4.56% for the six months ended June 30, 2008 from 5.26% for the same period in 2007. As a result, interest expense on time deposits decreased $43 thousand.  The Company’s average balances of interest bearing demand deposits decreased $17 million to $69 million for the six months ended June 30, 2008 from $86 million for the same period in 2007.  The average rate paid decreased 58 basis points to 2.30% from 2.88% for the same period in 2007. As a result, interest expense on interest bearing demand deposits decreased $442 thousand.

The Company’s average balances of other borrowings increased $34 million to $48 million for the six months ended June 30, 2008 from $14 million for the same period in 2007 and the rates paid decreased 274 basis points to 4.60% for the six months ended June 30, 2008 from 7.34% for the same period in 2007. As a result of the increased volume offset by the decreased rates paid, interest expense on other borrowings increased $612 thousand.  The overall rates paid on average interest-bearing liabilities decreased 54 basis points to 4.04% for the six months ended June 30, 2008, from 4.58% for the same period in 2007.

As a result of the changes noted above, the net interest margin for the six months ended June 30, 2008 decreased 121 basis points to 3.93%, from 5.14% for the same period in 2007.

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

PACIFIC STATE BANCORP
Yield Analysis
	For Six Months Ended June 30,
(Dollars in thousands)	2008			2007
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$325,236	$12,677	7.84%	$293,728	$14,142	9.71%
Investment securities(2)	49,561	1,559	6.33%	31,945	821	5.18%
Federal funds sold	21,037	256	2.45%	26,393	669	5.11%
Interest Bearing Deposits in Banks	2,093	43	4.13%	215	6	5.63%
Total average earning assets	$397,927	$14,535	7.35%	$352,281	$15,638	8.95%

Non-earning assets:
Cash and due from banks	13,482			16,316
Bank premises and equipment	14,705			12,176
Other assets	15,980			11,454
Allowance for loan loss	(3,520)			(2,623)
Total average assets	$438,574			$389,604

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

Interest-bearing Demand	$68,917	$788	2.30%	$86,181	$1,230	2.88%
Savings	5,376	14	0.52%	5,468	27	1.00%
Time Deposits	214,217	4,856	4.56%	187,687	4,899	5.26%
Other borrowing(3)	48,487	1,110	4.60%	13,677	498	7.34%

Total average interest-bearing liabilities	$336,997	$6,768	4.04%	$293,013	$6,654	4.58%

Noninterest-bearing liabilities:
Demand deposits	62,229			64,609
Other liabilities	4,309			1,826
Total average liabilities	403,535			359,448
Shareholders' equity:	35,039			30,156
Total average liabilities and shareholders' equity	$438,574			$389,604

Net interest income		$7,767			$8,984

Net interest margin(4)			3.93%			5.14%
(1)	Loan fees included in loan interest income for the six month periods ended June 30, 2008 and 2007 amounted to $370 thousand and $1,196 thousand, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the six month periods indicated and the change attributable to variance in volume, rates and the combination of volume and rates on the relative changes of volume and rates:

	Six Months ended June 30,
	2008 over 2007
	Net
(In thousands)	Change	Rate	Volume
Interest Income:
Loans and leases	$(1,465)	$(2,982)	$1,517
Investment securities	738	285	453
Federal funds sold	(413)	(277)	(136)
Interest Bearing Deposits in Banks	37	(15)	52
Total interest income	$(1,103)	$(2,989)	$1,886

Interest Expense:
Interest-bearing Demand	$(442)	$(196)	$(246)
Savings	(13)	(13)	(0)
Time Deposits	(43)	(735)	692
Other borrowing	612	(655)	1,267
Total interest expense	$114	$(1,599)	$1,713
Net interest income	$(1,217)	$(1,390)	$173

(1)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.

Provision for loan losses

The Company recorded $810 thousand in provision for loan losses for the six month period ended June 30, 2008, an increase of $590 thousand or 268% from $220 thousand for the same period in 2007.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest Income

During the six months ended June 30, 2008, total non-interest income decreased $323 thousand or 23.2% to $1,069 thousand, from $1,392 thousand for the comparable period in 2007.  The decrease in non-interest income was primarily the result of decreases in fee income derived from the referral of commercial mortgage loans to third parties and prepayment penalties received in 2007 that were not received in 2008. The decrease was offset by an increase in the gain on the sale of loans of $123 thousand or 439.3% to $151 thousand for the six months ended June 30, 2008 up from $28 thousand for the comparable period in 2007.

Non-Interest Expenses

Non-interest expenses consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the six months ended June 30, 2008 was $5.3 million compared to $5.7 million for the same period in 2007, representing a decrease of $381 thousand or 6.7%. This decrease reflects decreases in salaries and benefits of $438 thousand or 14.7% which is the result of a bonus accrual in 2007 that was not recorded in 2008 and increased deferred loan costs. The increase in occupancy, furniture and equipment expense of $7 thousand is attributable to increased costs of maintaining facilities. The increase in other expense of $48 thousand is the result of increased legal fees associated with loan collection.

The following table sets forth a summary of non-interest expense for the six months periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30, 2008	June 30, 2007
(In thousands)
Non-interest Expense:
Salaries & Benefits	$2,550	$2,988
Occupancy	565	563
Furniture and Equipment	374	367
Other Expense	1,831	1,783

Total Non-Interest Expenses	$5,320	$5,701

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the six month period ended June 30, 2008 remained relatively consistent at 38.2% compared to 38.6% for the same period in 2007.  The slight decrease was primarily due to the increased level of income derived from Enterprise Zone loans and additional tax advantaged securities.
The following table reflects the Company’s tax provision and the related effective tax rate for the six months periods ended June 30, 2008 and 2007:

	Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007
Tax Provision	1,033	$1,720
Effective Tax Rate	38.2%	38.6%

FINANCIAL CONDITION

Total assets at June 30, 2008 were $453,915,000, an increase of $22,841,000 or 5.3% (10.7% annualized), from the $431,074,000 at December 31, 2007.  The growth in assets was primarily in the Company’s level of loans and investments.  Investments grew $6,089,000 or 14.7% (29.6% annualized) to $47,441,000 at June 30 31, 2008 from $41,352,000 at December 31, 2007.  Loans grew by $13,044,000 or 4.2% (8.5% annualized) to $321,502,000 at June 30, 2008 from $308,458,000 at December 31, 2007.  The growth in loans and investments was funded by an increase in deposits of $29,583,000.

The increase in deposits was comprised of an increase in non-interest bearing deposits of $52 thousand or 0.1% (0.1% annualized) to $67.123 million at June 30, 2008 from $67.071 million at December 31, 2007.  In addition to the non-interest bearing deposit increase, interest bearing deposits increased $29.5 million or 10.8% (21.6% annualized) to $304.3 million at June 30, 2008 from $274.8 million at December 31, 2007.  The increase in interest bearing deposits is the result of several successful certificate of deposit promotions.

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

The following table illustrates loan balance (in thousands) and percentage change from December 31, 2007 to June 30, 2008 by loan category:

	June 30, 2008	December 31, 2007	Dollar Change	Percentage Change	Annualized Percentage Change
Commercial	$85,979	$83,012	$2,967	3.6%	7.2%
Agricultural	15,326	12,646	2,680	21.2	42.9
Real estate - commercial mortgage	134,929	121,157	13,772	11.4	23.0
Real estate - construction	74,298	80,168	(5,870)	(7.3)	(14.8)
Installment	14,188	15,215	(1,027)	(6.8)	(13.7)
Gross loans	$324,720	$312,198	$12,522	4.0%	8.1%

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley.  The Bank has experienced strong growth in its agricultural and commercial real estate segments of the loan portfolio.  The strong growth in these segments is consistent with the growth in the region where the Bank operates.  The Bank has experienced a decline in its real estate construction and installment segments of the loan portfolio.  These segments have been negatively affected by the residential real estate market decline.

Nonperforming loans

The Bank has experienced an increase in nonperforming loans from $432 thousand at December 31, 2007 to $3.7 million or 1.14% of gross loans at June 30, 2008.  The increase in nonperforming loans is the result of a decline in real estate values in the region where the Bank operates, forcing the Bank to place certain loans into foreclosure.  Bank’s management has immediately placed on non-accrual status any loan secured by real estate, for which a notice of default has been delivered.  The increase in nonperforming loans has resulted in Management increasing the provision for loan losses over 2007 levels by $545 thousand for the quarter ended June 30, 2008 and $590 thousand for the six months ended June 30, 2008.  At present, management believes that the level of allowance for loan losses currently recorded is sufficient to provide for both specifically identified and inherent probable losses.  The Bank did not have any other real estate owned at June 30, 2008 or December 31, 2007.

Management has been proactive in working with problem customers to repay loans that have become delinquent or have the potential to become delinquent.  In most cases, personal guarantees and collateral value are considered sufficient to repay outstanding principal and interest.  In the cases where collateral value and personal guarantees have fallen short of the principal and interest owed on the loans, management has reserved for the estimated potential loss.  Management has ordered real estate appraisals on all new or renewed loans and on loans which are in foreclosure that are secured by real estate.  Management has also been proactive in ordering real estate appraisals on loans with potential problems.  Appraisals received thus far indicate generally that overall collateral levels remain sufficient to repay the loans secured by the real estate in case of default.  Management has also reviewed all home equity lines of credit for current loan to values, credit quality and or performance issues.  If issues are identified, the debt availability is frozen and reductions or new terms are obtained.  Management believes that overall real estate values remain sufficient in a declining market due to the conservative lending policies of the Bank.

Analysis of allowance for loan losses

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

The following table summarizes the activity in the ALL for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance:	$3,629	$2,646	$3,948	$2,478
Provision for loan losses	600	55	810	220
Charge-offs:
Commercial	757	2	1,290	2
Real Estate	-	-	-	-
Other	55	-	55	-
Total Charge-offs	812	2	1,345	2
Recoveries:
Commercial	9	-	13	0
Other	1	-	1	3
Total Recoveries	10	-	14	3
Ending Balance	$3,427	$2,699	$3,427	$2,699
ALL to total loans	1.06%	0.91%	1.06%	0.91%
Net Charge-offs to average loans-annualized
	0.98%	0.00%	0.82%	0.00%

Investment securities

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements, other than in conjunction with the adoption of SFAS No. 159, in the three or six months ended June 30, 2008.

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

Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.  The company uses level 1 inputs, or quoted market prices, to value approximately $8,722,000 of the available for sale securities.  The remaining $38,719,000 uses level 2 inputs or matrix pricing and model pricing.
Investment securities increased $6.0 million to $47.4 million at June 30, 2008, from $41.4 million at December 31, 2007. Federal funds sold increased $3.2 million to $35.1 million at June 30, 2008, from $31.9 million at December 31, 2007.

The Company’s investment in U.S. Treasury securities decreased to 21.1% of the investment portfolio at June 30, 2008 compared to 42.3% at December 31, 2007.  Obligations of U.S. Agencies increased to 31.9% of the investment portfolio at June 30, 2008 compared to 7.2% at December 31, 2007.  The Company’s investment in corporate bonds decreased to 40.8% of the investment portfolio at June 30, 2008 compared to 42.8% at December 31, 2007. Tax-exempt municipal obligation bonds decreased to 6.2% of the investment portfolio at June 30, 2008 compared to 7.7% at December 31, 2007.

Deposits

Total deposits were $371.4 million as of June 30, 2008 an increase of $29.6 million or 8.7% from the December 31, 2007 balance of $341.8 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits decreased to 22.9% of total deposits down from 24.9% at December 31, 2007.  Money market and savings accounts decreased to 15.2% of total deposits from 17.4% at December 31, 2007.  Time deposits increased to 61.9% of total deposits from 57.7% at December 31, 2007

CAPITAL RESOURCES

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

As of June 30, 2008 the most recent notification by the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes that the Company met all of its capital adequacy requirements.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.
The Company’s and the Bank’s risk-based capital ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2008	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$47,621	12.2%	$32,014	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$43,972	11.3%	$16,007	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$43,972	10.0%	$17,512	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$44,467	11.5%	$31,846	8.0%	$39,807	10.0%
Tier 1 capital (to risk-weighted assets)	$40,818	10.6%	$15,923	4.0%	$23,884	6.0%
Tier 1 capital (to average assets)	$40,818	9.1%	$17,956	4.0%	$22,445	5.0%

December 31, 2007:
Company:
Total capital (to risk-weighted assets)	$46,285	12.6%	$29,433	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$42,018	11.4%	$14,717	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$42,018	10.2%	$16,524	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$44,368	12.1%	$29,256	8.0%	$36,570	10.0%
Tier 1 capital (to risk-weighted assets)	$40,198	11.0%	$14,628	4.0%	$21,942	6.0%
Tier 1 capital (to average assets)	$40,198	9.8%	$16,428	4.0%	$20,535	5.0%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $98.6 million or 21.7% of total assets at June 30, 2008 compared to $87.0 million or 20.2% of total assets at December 31, 2007. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three or six months ended June 30, 2008 compared to December 31, 2007 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2007 Annual Report to Shareholders filed as an exhibit with the Company’s 2007 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company’s projected net interest income sensitivity analysis based on period-end data:

	June 30, 2008
Change in Rates	Adjusted Net Interest Income	Percent change from
	(in thousands)	Base
Up 200 basis points	$16,033	3.86%
Up 150 basis points	15,888	2.92%
Up 100 basis points	15,742	1.98%
Base Scenario	15,437	0.00%
Down 100 basis points	15,051	-2.50%
Down 150 basis points	14,846	-3.83%
Down 200 basis points	$14,629	-5.23%

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

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer (section 302 of the Sarbanes Oxley Act)
31.2	Certification of Chief Financial Officer (section 302 of the Sarbanes-Oxley Act)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific State Bancorp
Date: August 14, 2008	By: /s/ Steven A. Rosso
Steven A. Rosso
President and Chief Executive Officer

Pacific State Bancorp
Date: August 14 , 2008	By: /s/ JoAnne Roberts
JoAnne Roberts
Senior Vice President and Chief Financial Officer