Form 10-Q
period 2008-09-30
PACIFIC STATE BANCORP
filed 2008-11-07
CIK 1169424

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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
Large accelerated filer 0                                                                 Accelerated filer  0                                           Non –accelerated filer  0  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  0   No ☒

Indicate the number of shares outstanding of each of the registrant issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of November 6, 2008
Common Stock No Par Value	3,718,598

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited	September 30,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$13,198	$13,794
Federal funds sold	10,750	31,880
Total cash and cash equivalents	23,948	45,674
Interest bearing deposits at other banks	-	3,000
Investment securities	41,967	41,352
Loans, less allowance for loan losses of $3,892 in 2008 and $3,948 in 2007	322,420	308,458
Premises and equipment, net	15,977	14,269
Other real estate owned	190	-
Company owned life insurance	6,682	8,025
Accrued interest receivable and other assets	16,638	10,296
Total assets	$427,822	$431,074
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$69,019	$67,071
Interest bearing	276,147	274,750
Total deposits	345,166	341,821
Other borrowings	35,000	40,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	4,892	6,453
Total liabilities	393,822	397,038
Commitments and contingencies
Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock - no par value; 24,000,000 shares authorized; issued and outstanding –3,718,598 shares in 2008 and 3,707,698 shares in 2007	10,753	10,418
Retained earnings	24,468	24,004
Accumulated other comprehensive loss, net of taxes	(1,221)	(386)
Total shareholders' equity	34,000	34,036
Total liabilities and shareholders' equity	$427,822	$431,074
See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$6,321	$7,006	$18,998	$21,148
Interest on Federal funds sold	85	396	341	1,065
Interest on investment securities	542	535	2,144	1,362
Total interest income	6,948	7,937	21,483	23,575

Interest expense:
Interest on deposits	2,587	3,467	8,245	9,623
Interest on borrowings	216	90	1,064	211
Interest on subordinated debentures	97	139	359	516
Total interest expense	2,900	3,696	9,668	10,350

Net interest income before provision for loan losses	4,048	4,241	11,815	13,225
Provision for loan losses	600	40	1,410	260
Net interest income after provision for loan losses	3,448	4,201	10,405	12,965

Non-interest income:
Service charges	196	208	656	646
Gain on sale of loans	37	119	188	147
Gain on sale of assets	471	-	471	-
Gain on bank owned life insurance	2,574	-	2,574	-
Other income	283	262	741	1,188
Total non-interest income	3,561	589	4,630	1,981

Non-interest expenses:
Salaries and employee benefits	1,398	1,264	3,948	4,252
Occupancy	316	292	881	855
Furniture and equipment	259	157	633	524
Other than temporary impairment charge	6,498	-	6,498	-
Other expenses	1,585	998	3,416	2,781
Total non-interest expenses	10,056	2,711	15,376	8,412

(Loss) income before provision for income taxes	(3,047)	2,079	(341)	6,534
(Benefit) provision for income taxes	(1,838)	778	(805)	2,498
Net (loss) income	$(1,209)	$1,301	$464	$4,036

Basic (loss) earnings per share	$(0.33)	$0.35	$0.13	$1.10

Diluted (loss) earnings per share	$(0.33)	$0.33	$0.12	$1.01

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2008 and 2007
(In thousands)

(Unaudited)	2008	2007
Cash flows from operating activities:
Net income	$464	$4,036
Provision for loan losses	1,410	260
Net increase in deferred loan origination costs	92	(174)
Depreciation, amortization and accretion	271	19
Gain on sale of loans, net	(188)	(147)
Stock-based compensation expense	256	211
Company owned life insurance earnings	(249)	(179)
Gain on death benefit from company owned life insurance	(2,574)	-
Decrease (increase) in accrued interest receivable and other assets	(6,877)	(957)
Other than temporary impairment charge	6,498	-
(Decrease) increase in accrued interest
payable and other liabilities	(1,561)	1,669
Net cash provided by operating activities	(2,458)	4,738
Cash flows from investing activities:
Decrease (increase) in interest bearing deposits at other banks	3,000	(3,000)
Purchases of available-for-sale investment securities	(31,082)	(37,271)
Proceeds from matured and called available-for-sale investment securities	22,735	12,767
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	899	2,371
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	24	-
Purchase of FRB and FHLB stock	(14)	-
Net increase in loans	(15,215)	(20,713)
Proceeds from company owned life insurance redemption	4,166	-
Purchases of premises and equipment	(2,205)	(2,259)
Net cash used in investing activities	(17,692)	(48,105)
Cash flows from financing activities:
Net (decrease) in demand, interest-bearing and savings deposits	(6)	(22,135)
Net increase in time deposits	3,351	46,618
Proceeds from exercise of stock options	79	378
Net (decrease) increase in other borrowings	(5,000)	3,600
Net cash (used) provided by financing Activities	(1,576)	28,461
Decrease in cash and cash equivalents	(21,726)	(14,906)
Cash and cash equivalents at beginning of period	45,674	50,615
Cash and cash equivalents at end of period	$23,948	$35,709

Pacific State Bancorp and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

Pacific State Bancorp is a holding company with one bank subsidiary, Pacific State Bank, (the “Bank”), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts II and III.  Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank.  The Bank is a California state chartered bank formed on November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank’s primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals.  Pacific State Statutory Trusts II and III are unconsolidated, wholly owned statutory business trusts formed in March 2004 and June 2007, respectively for the exclusive purpose of issuing and selling trust preferred securities.

The Bank conducts general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company, as of September 30, 2008, had 86 employees, including 20 officers. The Bank does not engage in any non-banking related lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in downtown Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California.  Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of “PSBC”.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2008 and December 31, 2007, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows for the nine month periods ended September 30, 2008 and 2007 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report to Shareholders.   The results of operations for the three month and nine month periods ended September 30, 2008 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

	September 30,	December 31,

	2008	2007
	(In thousands)

Commercial	$86,961	$83,012
Agricultural	15,007	12,646
Real estate - commercial mortgage	135,949	121,157
Real estate - construction	74,298	80,168
Installment	13,981	15,215
Gross loans	326,196	312,198

Deferred loan origination costs, net	116	208
Allowance for loan losses	(3,892)	(3,948)
Net loans	$322,420	$308,458

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $64,107,000 and $121,255,000 and stand-by letters of credit of $773,000 and $3,491,000 at September 30, 2008 and December 31, 2007, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $16,838,000 of the loan commitments outstanding at September 30, 2008 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Virtually all such commitments are collateralized. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2008 and December 31, 2007.

5. EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the weighted average dilutive effect of outstanding options.  In the third quarter of 2008, the Company recognized a net loss.  Due to the loss, the diluted earnings per share are equal to the basic earnings per share.  At September 30, 2008, the Company had 509,000 anti-dilutive shares outstanding.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is reported in addition to net income (loss) for all periods presented.  Comprehensive income (loss) is made up of net income (loss) plus other comprehensive income or loss.  Other comprehensive income or loss, net of taxes, is comprised of the unrealized gains or losses on available-for-sale investment securities.  The following table shows total comprehensive income (loss) and its components for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net (loss) income	$(1,209)	1,301	$464	4,036
Other comprehensive loss:
Change in unrealized loss on
available for sale securities	(4,108)	23	(5,079)	(7)
Reclassification adjustment	4,255	-	4,244	-
Total other comprehensive (loss) income	147	23	(835)	(7)
Total comprehensive (loss) income	$(1,062)	1,324	$(371)	4,029

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

There were no stock options granted in the three and nine month periods ended September 30, 2008.  In July of 2007 the Company issued 30,000 non-qualified stock options, exercisable at $19.70.  Those were the only stock options issued in 2007.  Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. For the three month periods ended September 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $85,000 and $83,000, respectively. For the nine month periods ended September 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $256,000 and $211,000, respectively. The excess tax benefits were not significant for the Company.

At September 30, 2008, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $214,000.  This cost is expected to be recognized over a weighted average remaining period of 3.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of September 30, 2008 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	656,769	$7.69	5.5 years	$3,205
Granted	-	-	-	-
Exercised	10,900	$4.98	2.4 Years	$8
Cancelled	-	-	-	-
Outstanding at September 30, 2008	645,869	$7.73	5.1 years	$0
Options vested or expected to vest at September 30, 2008	508,612	$7.08	4.1 Years	$0
Exercisable at September 30, 2008	508,612	$7.08	4.1 Years	$0

The intrinsic value was derived from the closing market price of the Company’s common stock of $5.70 as of September 30, 2008 and $12.57 of December 31, 2007.

8. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the liability or balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended September 30, 2008.

9.  FAIR VALUE MEASUREMENT
On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the asset or liability.

(dollars in thousands)
Description	Fair Value September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$41,919	$41,919	$-	$-
Total	$49,919	$41,919	$-	$-

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$-	$-	$-	$-
Other real estate owned	190	-	190	-
Total	$190	$-	$190	$-

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities - Fair values for investment securities are based on evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Evaluated pricing applications apply available information, as applicable, through processes such as benchmark curves, benchmarking to like securities, sector groupings, and matrix pricing.

Impaired Loans - The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Other real estate owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

10. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the Emerging Issues Task Force ("EITF") conclusion under EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4").  EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee.  Under the provisions of these Statements, if the employer has effectively agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12.  Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either Statement 106 or Opinion 12.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods.  The Company adopted the provisions of EITF 06-4 as of January 1, 2008 and management determined that adoption did not have an impact on the financial position, results of operations or cash flows of the Company.

Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion – 1967, as well as recognize an asset based on the substance of the arrangement with the employee.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The Company adopted the provisions of EITF 06-10 on January 1, 2008 and management determined that adoption did not have an impact on the financial position, results of operations or cash flows of the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State  Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report on Form 10-K.

OVERVIEW

For the three months ended September 30, 2008:

The Company’s net income decreased $2,510,000 or 192.9% to a net loss of $1,209,000 for the third quarter of 2008 from $1,301,000 for the same period in 2007.  The primary contributors to the net loss for the third quarter of 2008 were the (1) other than temporary impairment (“OTTI”) charge on Fannie Mae and Freddie Mac preferred stock of $6,498,000, (2) $193,000 decrease in net interest income, a (3) $560,000 increase in provision for loan losses, and (4) increased non-interest expense of $847,000 related to increased salaries and legal costs associated with loan collection, compared to the same period in 2007.  The changes above were partially offset by (1) a nontaxable gain on bank owned life insurance of $2,574,000 and (2) the gain on the sale of a land lot of $465,000, and (3) the decrease in the provision for income taxes of $2,616,000 primarily because of a decrease in taxable earnings and a $2,243,000 tax benefit recorded for the OTTI charge.  The Company owned approximately $7,000,000 in shares of Fannie Mae and Freddie Mac preferred stock which declined significantly in value after the Treasury Department announced the cancelation of preferred stock dividends on September 7, 2008.  The OTTI charge of $6,498,000 was calculated based upon the market value of the shares on September 30, 2008.  The amount of this OTTI charge may be subject to significant change in the future as a result of the significant uncertainties related to Fannie Mae's and Freddie Mac’s business operations and the Federal conservatorship and the continuing impact of such factors on the market value of the preferred stock.  Basic loss per share was $0.33 for the third quarter of 2008 down from earnings per share of $0.35 for the same period in 2007.  Diluted loss per share was $0.33 for the third quarter of 2008 down from the $0.33 for the same period in 2007.

The annualized loss on average assets (“ROAA”) was (1.11)% for the three month period ended September 30, 2008 compared to an annualized return on average assets of 1.26% for the same period in 2007.  The annualized loss on average equity (“ROAE”) was (11.56)% for the three month period September 30, 2008 compared to a return on annualized average assets of 15.99% for the same period in 2007. The decrease in ROAA and ROAE is primarily attributable to the net loss recorded for the third quarter of 2008 and the decrease in net income for the nine months ended September 30, 2008 as compared to the same periods in 2007.

For the nine months ended September 30, 2008:

The Company’s net income decreased $3,572,000 or 88.5% to $464,000 for the nine months ended September 30, 2008 from $4,036,000 for the same period in 2007.  The primary contributors to the decrease in net income for the nine months ended September 30, 2008 were the (1) $1,410,000 decrease in net interest income, (2) increase in provision for loan losses of $1,150,000, (3) $447,000 decrease in other non-interest income, (4) OTTI charge of $6,498,000 and (5) increase in other expenses of $635,000 primarily related to legal costs of loan collection.  These changes were partially offset by (1) a nontaxable gain on bank owned life insurance of $2,574,000, (2) a gain on the sale of real estate owned by the bank of $465,000, (3) decreased salary costs of $304,000 and (4) decreased provision for income taxes of $3,303,000.  The decrease in salaries is the result of a lower level of bonus accrual and increased recognition of deferred loan costs.  The decrease in the provision for income taxes is a result of decrease in taxable income primarily from the OTTI charge.  Basic earnings per share decreased to $0.13 for the nine months ended September 30, 2008 down 88.1% from $1.10 for the same period in 2007.  Diluted earnings per share decreased to $0.12 for the nine months ended September 30, 2008 down 88.1% from the $1.01 for the same period in 2007.

Total assets at September 30, 2008 were $428,000,000, a decrease of $3,000,000 or 1%, from the $431,000,000 at December 31, 2007.  The contraction in assets was primarily in the Company’s federal funds sold.  Federal funds sold decreased $21,130,000 or 88.4% annualized to $10,750,000 at September 30, 2008 from $31,880,000 at December 31, 2007.  The decrease in federal funds sold was used to fund the loan growth of $13,906,000, an increase the level of investments before the non-cash OTTI charge of $6,498,000 and reduce the a reduction of FHLB borrowings by $5,000,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Net interest income before provision for loan losses

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$6,321	$7,006	$(685)	(9.8)%
Interest on Federal funds sold	85	396	(311)	(78.5)
Interest on investment securities	542	535	7	1.3
Total interest income	6,948	7,937	(989)	(12.5)

Interest expense:
Interest on deposits	2,587	3,467	(880)	(25.4)
Interest on other borrowings	216	90	126	140.0
Interest on subordinated debentures	97	139	(42)	(30.2)
Total interest expense	2,900	3,696	(796)	(21.5)

Net interest income before provision for loan losses	$4,048	$4,241	$(193)	(4.6)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of the more rapid downward repricing of the Bank’s interest earning assets, after the Federal Reserve rate cuts of 325 basis points since September 2007, than the Bank’s repricing of interest bearing liabilities.  Repricing of time deposits led to a decrease in deposit interest expense during the third quarter while average balances increased over the same time period.

The decrease in interest income was primarily attributed to decreases in the yields earned of 140 basis points on the levels of average loans.  This was mitigated by increased average loan volume of $20.7 million for the three months ended September 30, 2008 compared to the same time period in 2007.  Loan volume increased due to the growth of new branches and increased penetration into existing markets.

The Company’s average loan balances were $325 million for the three months ended September 30, 2008 up 6.8% from $304 million for the same period in 2007.  The Company’s average loan yield was 7.75% for the three months ended September 30, 2008, down from the 9.15% yield experienced for the same period in 2007.  The Company’s average balances of investment securities increased $13.3 million to $53 million for the three months ended September 30, 2008 from the $39.7 million for the same period in 2007. The Company’s average yield on investments decreased 113 basis points to 4.07% from 5.20% for the same period in 2007.

The Company’s average balances of Federal funds sold decreased $13.0 million to $17.7 million for the three months ended September 30, 2008 from the $30.7 million for the same period in 2007. The Company’s average yield on Federal funds sold decreased 321 basis points to 1.91% from 5.12% for the same period in 2007.

As a result, the overall yield on average earning assets decreased 140 basis points to 6.99% for the three months ended September 30, 2008, from 8.39% for the same period in 2007.

The decrease in interest expense is primarily attributed to the change in the volume of interest bearing liabilities.  Deposit balances remained relatively flat with a decrease in the rate paid on interest bearing deposits.

The Company’s average balances of time deposits were $215 million for the three months ended September 30, 2008, down $786,000, or 3.6% from $216 million for the same period in 2007. The average rate paid on time deposits decreased 83 basis points to 4.53% for the three months ended September 30, 2008 from 5.36% for the same period in 2007. As a result, interest expense on time deposits decreased $464 thousand.  The Company’s average balances of interest bearing demand deposits decreased $3 million to $73 million for the three months ended September 30, 2008 from $76 million for the same period in 2007.  The average rate paid decreased 212 basis points to 0.68% from 2.80% for the same period in 2007. As a result, interest expense on interest bearing demand deposits decreased $412 thousand.

The Company’s average balances of other borrowings increased $9.4 million to $26.7 million for the three months ended September 30, 2008 from $17.3 million for the same period in 2007 and the rates paid decreased 59 basis points to 4.67% for the three months ended September 30, 2008 from 5.26% for the same period in 2007. As a result of the increased volume offset by the decreased rates paid, interest expense on other borrowings increased $84 thousand.  The overall rates paid on average interest-bearing liabilities decreased 107 basis points to 3.59% for the three months ended September 30, 2008, from 4.66% for the same period in 2007.

As a result of the changes noted above, the net interest margin for the three months ended September 30, 2008 decreased 42 basis points to 4.07%, from 4.49% for the same period in 2007.

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

PACIFIC STATE BANCORP
Yield Analysis
	For Year Three Months Ended September 30,
(Dollars in thousands)	2008			2007
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans	$324,545	$6,321	7.75%	$303,858	$7,006	9.15%
Investment securities	53,019	542	4.07%	39,733	521	5.20%
Federal funds sold	17,739	85	1.91%	30,697	396	5.12%
Interest bearing deposits in banks	-	-	-	867	14	6.41%
Total average earning assets	$395,303	$6,948	6.99%	$375,155	$7,937	8.39%

Non-earning assets:
Cash and due from banks	13,342			14,354
Bank premises and equipment	15,393			13,421
Other assets	12,010			11,051
Allowance for loan loss	(3,785)			(2,704)
Total average assets	$432,263			$411,277

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

Interest-bearing demand	$73,397	$126	0.68%	$76,347	$538	2.80%
Savings	6,113	7	0.46%	5,288	11	0.83%
Time deposits	215,307	2,454	4.53%	216,093	2,918	5.36%
Other borrowing	26,685	313	4.67%	17,264	229	5.26%

Total average interest-bearing liabilities	$321,502	$2,900	3.59%	$314,992	$3,696	4.66%

Noninterest-bearing liabilities:
Demand deposits	65,098			61,010
Other liabilities	4,045			2,995
Total average liabilities	390,645			378,997
Shareholders' equity:	41,618			32,280
Total average liabilities and shareholders' equity	$432,263			$411,277

Net interest income		$4,048			$4,241

Net interest margin			4.07%			4.49%
(1)	Loan fees included in loan interest income for the three month periods ended September 30, 2008 and 2007 amounted to $307 thousand and $615 thousand, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:
	Three Months ended September 30,
	2008 over 2007
	Net
	Change	Rate (2)	Volume (1)
(In thousands)
Interest Income:
Loans and leases	$(685)	$(1,162)	$477
Investment securities	21	(153)	174
Federal funds sold	(311)	(144)	(167)
Interest Bearing Deposits in Banks	(14)	-	(14)
Total interest income	$(989)	$(1,459)	$470

Interest Expense:
Interest-bearing Demand	$(412)	$(391)	$(21)
Savings	(4)	(6)	2
Time Deposits	(464)	(453)	(11)
Other borrowing	84	(41)	125
Total interest expense	$(796)	$(891)	$95
Net interest income	$(193)	$(568)	$375

(1)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.

Provision for loan losses

The Company recorded $600 thousand in provision for loan losses for the three month period ended September 30, 2008, an increase of $560 thousand from $40 thousand for the same period in 2007.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest Income

During the three months ended September 30, 2008, total non-interest income increased $2,972,000 or 504.6% to $3,561,000, up from $589,000 for the comparable period in 2007.  The increase in non-interest income was primarily the result of a nontaxable gain on bank owned life insurance of $2,574,000 and a gain on the sale of real estate of $465,000.  In other areas overall non-interest income decreased $67,000 primarily due to decreased loan sales of $82,000 for the three months ended September 30, 2008 compared to the same time period in 2007.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended September 30, 2008 was $10.1 million compared to $2.7 million for the same period in 2007, representing an increase of $7.4 million or 270.9%. The increase is primarily the result of the OTTI charge taken in the third quarter of 2008 of $6.498 million.  The increase also reflects increases in salaries and benefits of $134 thousand or 10.6% which is the result of an elevated level of deferred costs recognized in 2007 compared to 2008.  The increase in occupancy, furniture and equipment expense of $126 thousand is attributable to increased costs of maintaining facilities and assets being placed in service which have begun to depreciate. The increase in other expense of $587 thousand is primarily the result of increased legal fees associated with loan collection.

The following table sets forth a summary of non-interest expense for the three month periods ended September 30, 2008 and 2007:

	Three Months Ended
(In thousands)	September 30, 2008	September 30, 2007
Non-interest Expense:
Salaries and employee benefits	$1,398	$1,264
Occupancy	316	292
Furniture and equipment	259	157
Impairment charge on investment securities	6,498	-
Other expenses	1,585	998
Total Non-Interest Expenses	$10,056	$2,711

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the three month period ended September 30, 2008 resulted in a benefit of 60.3% of pretax loss compared to 37.4% for the same period in 2007.  The change was due primarily to the tax benefit recorded related to the OTTI charge of $2,243,000 and the receipt of nontaxable life insurance proceeds of $2,574,000.

The following table reflects the Company’s tax provision and the related effective tax rate for the three months periods ended September 30, 2008 and 2007:

	Three Months Ended
(In thousands)	September 30, 2008	September 30, 2007

Tax (Benefit) Provision	$(1,838)	$778
Effective Tax Rate	(60.3)%	37.4%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Net interest income before provision for loan losses

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$18,998	$21,148	$(2,150)	(10.2)%
Interest on Federal funds sold	341	1,065	(724)	(67.9)
Interest on investment securities	2,144	1,362	782	57.4
Total interest income	21,483	23,575	(2,092)	(8.9)

Interest expense:
Interest on deposits	8,245	9,623	(1,378)	(14.3)
Interest on other borrowings	1,064	211	853	404.3
Interest on subordinated debentures	359	516	(157)	(30.4)
Total interest expense	9,668	10,350	(682)	(6.6)

Net interest income before provision for loan losses	$11,815	$13,225	$(1,410)	(10.7)%

The decrease in interest income was primarily attributed to decreases in the yields earned on the levels of average loans.  Average loan volume for the nine months ended September 30, 2008 compared to the same time period in 2007 increased $27.6 million, which was offset by a decrease of 170 basis points in the average rate the Bank was able to charge.  Loan volume increased due to the growth of new branches and increased penetration into existing markets.

The Company’s average loan balances were $325 million for the nine months ended September 30, 2008 up 9.3% from $297 million for the same period in 2007.  The Company’s average loan yield was 7.81% for the nine months ended September 30, 2008, down 170 basis points from the 9.51% yield experienced for the same period in 2007.  As a result of the increase in volume offset by the decrease in yield, interest income on loans decreased $2.15 million.  The Company’s average balances of investment securities increased $15 million to $50.0 million for the nine months ended September 30, 2008 from the $34.6 million for the same period in 2007. The Company’s average yield on investments increased 41 basis points to 5.62% from 5.21% for the same period in 2007.  As a result of the increase in volume and yield, interest income on investments increased $752 thousand.

The Company’s average balances of Federal funds sold decreased $7.9 million to $19.9 million for the nine months ended September 30, 2008 from the $27.8 million for the same period in 2007. The Company’s average yield on Federal funds sold decreased 281 basis points to 2.29% from 5.11% for the same period in 2007.

As a result, the overall yield on average earning assets decreased 151 basis points to 7.24% for the nine months ended September 30, 2008, from 8.75% for the same period in 2007.

The increase in interest expense is primarily attributed to the change in the volume and mix of interest bearing liabilities, (the level of average borrowings and time deposits increased significantly while the levels of other interest bearing deposits declined).  Time deposits increased as the Company experienced disintermediation from lower yielding transaction accounts into higher yielding time deposits.

Rates paid on deposits were decreased during the period as market rates for deposits decreased.

The Company’s average balances of time deposits were $214.6 million for the nine months ended September 30, 2008, up $17.4 million, or 8.8% from $197 million for the same period in 2007. The average rate paid on time deposits decreased 94 basis points to 4.36% for the nine months ended September 30, 2008 from 5.30% for the same period in 2007. As a result, interest expense on time deposits decreased $809 thousand.  The Company’s average balances of interest bearing demand deposits decreased $12.5 million to $70.4 million for the nine months ended September 30, 2008 from $82.9 million for the same period in 2007.  The average rate paid decreased 55 basis points to 2.30% from 2.85% for the same period in 2007. As a result, interest expense on interest bearing demand deposits decreased $553 thousand.

The Company’s average balances of other borrowings increased $29.2 million to $44.1 million for the nine months ended September 30, 2008 from $14.9 million for the same period in 2007 and the rates paid decreased 222 basis points to 4.31% for the nine months ended September 30, 2008 from 6.53% for the same period in 2007. As a result of the increased volume offset by the decreased rates paid, interest expense on other borrowings increased $696 thousand.  The overall rates paid on average interest-bearing liabilities decreased 75 basis points to 3.86% for the nine months ended September 30, 2008, from 4.61% for the same period in 2007.

As a result of the changes noted above, the net interest margin for the nine months ended September 30, 2008 decreased 93 basis points to 3.98%, from 4.91% for the same period in 2007.

The following table presents for the nine month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity.  It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages.  Average balances are based on daily averages.  Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

PACIFIC STATE BANCORP
Yield Analysis
	For Nine Months Ended September 30,
(Dollars in thousands)	2008			2007
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans	$325,004	$18,998	7.81%	$297,362	$21,148	9.51%
Investment securities	49,956	2,100	5.62%	34,621	1,348	5.21%
Federal funds sold	19,930	341	2.29%	27,846	1,065	5.11%
Interest bearing deposits in banks	1,391	44	4.23%	429	14	4.36%
Total average earning assets	$396,281	$21,483	7.24%	$360,258	$23,575	8.75%

Non-earning assets:
Cash and due from banks	13,435			15,649
Bank premises and equipment	14,956			12,595
Other assets	16,194			11,033
Allowance for loan loss	(3,609)			(2,651)
Total average assets	$437,257			$396,884

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

Interest-bearing demand	$70,421	$1,215	2.30%	$82,863	$1,768	2.85%
Savings	5,623	22	0.52%	5,407	38	0.94%
Time deposits	214,583	7,008	4.36%	197,246	7,817	5.30%
Other borrowing	44,109	1,423	4.31%	14,886	727	6.53%

Total average interest-bearing liabilities	$334,736	$9,668	3.86%	$300,402	$10,350	4.61%

Noninterest-bearing liabilities:
Demand deposits	63,101			64,609
Other liabilities	4,245			1,003
Total average liabilities	402,082			366,014
Shareholders' equity:	35,175			30,870
Total average liabilities and shareholders' equity	$437,257			$396,884

Net interest income		$11,815			$13,225

Net interest margin			3.98%			4.91%

(1)	Loan fees included in loan interest income for the nine month periods ended September 30, 2008 and 2007 amounted to $677 thousand and $1,424 thousand, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the nine month periods indicated and the change attributable to variance in volume and rates.

	Nine Months ended September 30,
	2008 over 2007
	Net
	Change	Rate	Volume
(In thousands)

Interest Income:
Loans and leases	$(2,150)	$(4,116)	$1,966
Investment securities	752	155	597
Federal funds sold	(724)	(421)	(303)
Interest Bearing Deposits in Banks	30	(1)	31
Total interest income	$(2,092)	$(4,383)	$2,292

Interest Expense:
Interest-bearing Demand	$(553)	$(288)	$(265)
Savings	(16)	(18)	2
Time Deposits	(809)	(1,496)	687
Other borrowing	696	(731)	1,427
Total interest expense	$(682)	$(2,532)	$1,850
Net interest income	$(1,410)	$(1,851)	$441

(1)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.

Provision for loan losses

The Company recorded $1,410,000 in provision for loan losses for the nine month period ended September 30, 2008, an increase of $1,150,000 or 442.3% from $260 thousand for the same period in 2007.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest Income

During the nine months ended September 30, 2008, total non-interest income increased $2,649,000 or 133.7% to $4,630,000, up from $1,981,000 for the comparable period in 2007.  The increase in non-interest income was primarily the result of a nontaxable gain on bank owned life insurance of $2,574,000 and a gain on the sale of real estate of $465,000.  These gains were offset by a decrease in other income of $447,000 for the nine months ended September 30, 2008 compared to the same time period in 2007.  The decrease in other income was primarily the result of decrease mortgage broker fees, prepayment penalties, and appraisal fees.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the nine months ended September 30, 2008 was $15.4 million compared to $8.4 million for the same period in 2007, representing an increase of $6.964 million or 82.8%. The increase is primarily the result of the OTTI charge taken in 2008 of $6.498 million.  This increase was offset by decreases in salaries and benefits of $304 thousand or 7.1% which is the result of a bonus accrual in 2007 that was not recorded in 2008 and increased deferred loan costs. The increase in occupancy, furniture and equipment expense of $135 thousand is attributable to increased costs of maintaining facilities and additional equipment being placed into service. The increase in other expense of $635 thousand is the result of increased legal fees associated with loan collection.

The following table sets forth a summary of non-interest expense for the nine months periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007
(In thousands)
Non-interest Expense:
Salaries and employee benefits	$3,948	$4,252
Occupancy	881	855
Furniture and equipment	633	524
Impairment charge on investment securities	6,498	-
Other expenses	3,416	2,781
Total non-interest expenses	$15,376	$8,412

Income Taxes

The Company's effective tax rate for the nine month period ended September 30, 2008 is a benefit of (236%).  For the comparable period for the prior year, the nine months ended September 30, 2007 the tax rate was 38.3%.  The tax provision in 2008 differs from 2007 as a result of the imposition of a $430,000 valuation allowance against tax limitations on capital losses on an OTTI charge of $6,498,000, the receipt of nontaxable life insurance proceeds of $2,574,000 and the impact of differences between book and taxable income on the rate being amplified by the 2008 level of pretax income.

The following table reflects the Company’s tax provision and the related effective tax rate for the nine months periods ended September 30, 2008 and 2007:

	Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007
Tax (Benefit) Provision	$(805)	$2,498
Effective Tax Rate	(236)%	38.3%

FINANCIAL CONDITION

Total assets at September 30, 2008 were $427,822,000, a decrease of $3,252,000 or 0.8% (1.0% annualized), from the $431,074,000 at December 31, 2007.  The decline in assets was primarily in the Company’s level of federal funds sold which declined $21,130,000 or 66.3% (88.5% annualized).  This decrease was utilized to fund the growth in loans of $13,962,000 or 4.5% (6.1% annualized) to $322,420,000 at September 30, 2008 from $308,458,000 at December 31, 2007. Investments also increased by $615,000 or 1.5% (2.0% annualized) to $41,967,000 at September 30, 2008 from $41,352,000 at December 31, 2007.

Deposits increased $3,345,000 or 1.0% (1.3% annualized) to $345,166,000 at September 30, 2008 compared to $341,821,000 at December 31, 2007.  The increase in deposits was comprised of an increase in non-interest bearing deposits of $1,948,000 or 2.9% (3.9% annualized) to $69,019,000 at September 30, 2008 from $67,071,000 at December 31, 2007.  In addition to the non-interest bearing deposit increase, interest bearing deposits increased $1,397,000 or 0.5% (0.7% annualized) to $276,147,000 at September 30, 2008 from $274,750,000 at December 31, 2007.  The increase in interest bearing deposits is the result of several certificate of deposit promotions.

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

The following table illustrates loan balance (in thousands) and percentage change from December 31, 2007 to September 30, 2008 by loan category:

	September 30, 2008	December 31, 2007	Dollar Change	Percentage Change	Annualized Percentage Change
Commercial	$86,961	$83,012	$3,949	4.76%	6.35%
Agricultural	15,007	12,646	2,361	18.67	24.94
Real estate - commercial mortgage	135,949	121,157	14,792	12.21	16.31
Real estate - construction	74,298	80,168	(5,870)	(7.32)	(9.78)
Installment	13,981	15,215	(1,234)	(8.11)	(10.83)
Gross loans	$326,196	$312,198	$13,998	4.76%	6.35%

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

Nonperforming loans

The Bank has experienced an increase in nonperforming loans from $432,000 or 0.14% of gross loans at December 31, 2007 to $8,478,000 or 2.6% of gross loans at September 30, 2008.  The increase in nonperforming loans is reflective of the decline in real estate values in the region where the Bank operates; resulting in the Bank placing certain loans into foreclosure.  Bank’s management has immediately placed any loan secured by real estate, which has had a notice of default filed, on non-accrual status.  The increase in nonperforming loans has also resulted in management increasing the level of the provision for loan losses over 2007 levels by $560,000 for the quarter ended September 30, 2008 and $1,150,000 for the nine months ended September 30, 2008.  At present, management believes that the level of allowance of 1.19% of total loans at September 30, 2008 compared to 1.26% at December 31, 2007 for loan losses currently recorded is sufficient to provide for both specifically identified and probable losses.  Management believes the current level of allowance for loan losses is sufficient despite the increase in nonperforming assets because of a large recovery received in the amount of $899,000 subsequent to the end of the quarter.

Management has been proactive in working with problem customers to repay loans that have become delinquent or have the potential to become delinquent.  In most cases, personal guarantees and collateral value are sufficient to repay outstanding principal and interest.  In the cases where collateral value and personal guarantees have fallen short of the principle and interest owed on the loans, management has reserved for the estimated potential loss.  Management has also ordered real estate appraisals on all new or renewed loans and on loans which are in foreclosure that are secured by real estate and on loans where we have identified potential problems.  Appraisals received thus far indicate generally that overall collateral levels remain sufficient to repay the loans secured by the real estate in case of default.  Management has also reviewed all home equity lines of credit for current loan to values, credit quality and performance issues.  If issues are identified, the debt availability is frozen and reductions or new terms are obtained.  The Bank believes that real estate values remain sufficient in a declining market to repay loans if the collateral is the source of repayment due to the conservative lending policies of the Bank.

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

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The following table summarizes the activity in the ALL for the periods indicated:
	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007
Beginning Balance:	$3,427	$2,699	$3,948	$2,478
Provision for loan losses	600	40	1,410	260
Charge-offs:
Commercial	-	142	1,290	142
Real Estate	-	-	-	-
Other	135	1	190	1
Total Charge-offs	135	143	1,480	143
Recoveries:
Commercial	-	-	13	-
Other	-	2	1	3
Total Recoveries	-	2	14	3
Net Charge-offs:	135	141	1,466	140
Ending Balance	$3,892	$2,598	$3,892	$2,598
ALL to total loans	1.19%	0.84%	1.19%	0.84%
Net Charge-offs to average loans-annualized
	0.05%	0.05%	0.49%	0.05%

Investment securities

Investment securities increased $615,000 to $41,967,000 at September 30, 2008, from $41,352,000 at December 31, 2007.  The Company recorded an OTTI charge of $6,498,000 against Agency Preferred Stock during the third quarter against Fannie Mae and Freddie Mac preferred stock.  The OTTI charge was a non-cash valuation reduction in the investment portfolio.  Federal funds sold decreased $21,130,000 to $10,750,000 at September 30, 2008, from $31,880,000 at December 31, 2007.

The Company’s investment in U.S. Treasury securities decreased to 23.6% of the investment portfolio at September 30, 2008 compared to 42.3% at December 31, 2007.  Obligations of U.S. Agencies increased to 26.2% of the investment portfolio at September 30, 2008 compared to 7.2% at December 31, 2007.  The Company’s investment in corporate bonds decreased to 42.7% of the investment portfolio at September 30, 2008 compared to 42.8% at December 31, 2007. Tax-exempt municipal obligation bonds decreased to 7.5% of the investment portfolio at September 30, 2008 compared to 7.7% at December 31, 2007.

Deposits

Total deposits were $345.2 million as of September 30, 2008 an increase of $3.3 million or 1.0% from the December 31, 2007 balance of $341.8 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits increased to 25.6% of total deposits up from 24.9% at December 31, 2007.  Money market and savings accounts decreased to 16.3% of total deposits from 17.4% at December 31, 2007.  Time deposits increased to 58.1% of total deposits from 57.7% at December 31, 2007.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. If not renewed, the additional FDIC insurance provision expires December 31, 2009.  On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

CAPITAL RESOURCES

Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive.  Historically, capital has been generated principally from the retention of earnings.

At September 30, 2008 shareholder’s equity was $34,000,000 consistent with the $34,036,000 at December 31, 2007. Changes within shareholders’ equity relate to the increases from the net income, stock based compensation expense and proceeds from the exercise of stock options offset by the increase in unrealized losses on available for sale securities.

Although the Bank’s capital ratios remain above the minimum levels required for well capitalized status, it is currently evaluating the TARP Capital Purchase Program and the Company’s Board of Directors has authorized management to submit an application to participate in the program.

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

As of September 30, 2008 the most recent notification by the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes that the Company met all of its capital adequacy requirements.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.
The Company’s and the Bank’s risk-based capital ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2008	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$46,577	12.0%	$30,992	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$43,224	11.2%	$15,496	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$43,224	10.0%	$17,366	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$44,773	11.6%	$30,820	8.0%	$38,525	10.0%
Tier 1 capital (to risk-weighted assets)	$40,659	10.6%	$15,410	4.0%	$23,115	6.0%
Tier 1 capital (to average assets)	$40,659	9.4%	$17,260	4.0%	$21,575	5.0%

December 31, 2007:
Company:
Total capital (to risk-weighted assets)	$46,285	12.6%	$29,433	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$42,018	11.4%	$14,717	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$42,018	10.2%	$16,524	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$44,368	12.1%	$29,256	8.0%	$36,570	10.0%
Tier 1 capital (to risk-weighted assets)	$40,198	11.0%	$14,628	4.0%	$21,942	6.0%
Tier 1 capital (to average assets)	$40,198	9.8%	$16,428	4.0%	$20,535	5.0%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $65.9 million or 15.4% of total assets at September 30, 2008 compared to $87.0 million or 20.2% of total assets at December 31, 2007. The Company expects that its primary source of liquidity will be earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three or nine months ended September 30, 2008 compared to December 31, 2007 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2007 Annual Report to Shareholders filed as an exhibit with the Company’s 2007 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company’s projected net interest income sensitivity analysis based on period-end data:

(In thousands)	September 30, 2008
Change in Rates	Adjusted Net Interest Income	Percent Change From Base

Up 200 basis points	$17,719	2.58%
Up 150 basis points	17,617	1.99%
Up 100 basis points	17,509	1.36%
Base Scenario	17,274	0.00%
Down 100 basis points	16,939	-1.94%
Down 150 basis points	16,759	-2.98%
Down 200 basis points	$16,571	-4.07%

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

ITEM 4T.                                CONTROLS AND PROCEDURES

Not applicable.
Part II – Other Information

ITEM 1A RISK FACTORS

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank's deposit portfolio directly impacts the Bank's funding cost and net interest margin.

The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve's activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

On October 3, 2008, the Troubled Asset Relief Program ("TARP") was signed into law. TARP gave the United States Treasury Department ("Treasury") authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury's stock, restrictions on the payment of common stock dividends, redemption provisions which (during the first three years) permit redemption only with the proceeds of high-quality private capital, restrictions on stock repurchase programs, and restrictions on executive compensation.

The Company is currently evaluating the potential benefits and costs associated with applying for issuance of $6 million of preferred stock to the Treasury in the TARP program.  The Company expects that this transaction, if applied for and approved, will be completed during the fourth quarter of 2008.

In addition to the information set forth above, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Except as described above, the Company is not aware of any material changes to the risks described in our Annual Report.

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

Pacific State Bancorp
Date: November 6, 2008	By: /s/ Steven A. Rosso
Steven A. Rosso
President and Chief Executive Officer

Pacific State Bancorp
Date: November 6, 2008	By: /s/ Justin R. Garner
Justin R. Garner
Vice President and Interim Chief Financial Officer