Form 10-K
period 2008-12-31
PACIFIC STATE BANCORP
filed 2009-03-31
CIK 1169424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2008

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________

Commission file number: 000-49892

PACIFIC STATE BANCORP

(Exact name of Registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	61-1407606 (I.R.S. Employer Identification No.)
1899 W. March Lane Stockton, CA (Address of principal executive offices)	95207 (Zip Code)
Registrant’s telephone number, including area code:  (209) 870-3214

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                                                                Name of each exchange on which registered:

Common Stock, no par value                                                                           The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [ ]No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.Yes [] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information  statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                                             Accelerated filer [ ]                                           Non-accelerated filer (Do not check if a smaller reporting company.)   []  Smaller reporting company  [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $30,164,000 as of June 30, 2008 which was calculated based on the last reported sale of the Company's Common Stock on June 30, 2008.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Common stock, no par value 3,718,598 shares outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Annual Report to Shareholders for Fiscal Year Ended December 31, 2008 (Part II)
Proxy Statement for 2009 Annual Meeting of Shareholders (Part III)

TABLE OF CONTENTS

PACIFIC STATE BANCORP
STOCKTON, CALIFORNIA
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2008

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

The Bank conducts a general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties.  The Bank offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company as of March 13, 2009 had 92 employees, including 41 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with, its Administrative Office and one branch located at 1899 W. March Lane, in Stockton, California; additional branches are located in Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California.

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

TRUST SUBSIDIARIES
The Company during 2004 and 2007 established two subsidiary grantor trusts.  Pacific State Statutory Trusts II and III (the “Trusts”).  The Trusts were established for the sole purpose of issuing capital securities (“Capital Securities”) pursuant to declarations of trust (the “Declarations”).  The proceeds from the sale of the Capital Securities were loaned to the Company as subordinated debentures (the “Debentures”) issued to the Trusts pursuant to indentures (the “Indentures”).  Interest payments on the Debentures will flow through the Trusts to the Pooling Vehicles, which are the holders of the Capital Securities and similar securities issued by other financial institutions.  Payments of distributions by the Trusts to the Pooling Vehicle are guaranteed by the Company. See Note 8 to the Company’s consolidated financial statements included with this report.

Proceeds from the issuance of the 2004 subordinated debentures were used to provide the Bank with an additional $3.5 million in capital in order to support the continued growth of the Bank.  Proceeds from the issuance of the 2007 subordinated debentures were used to retire subordinated debenture issued in 2002 at a more favorable rate of interest.

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

The Bank is not authorized to offer trust services.  The Federal Reserve Bank of San Francisco is the Company’s primary correspondent relationship.  The Bank currently also has correspondent relationships with City National Bank in Beverly Hills, California, First Tennessee Bank in Memphis, Tennessee, Wells Fargo Bank, San Francisco, California and Pacific Coast Bankers Bank, San Francisco, California.

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

Prompt Corrective Action regulations (the “PCA Regulations”) of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio.  Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution.  The Bank is currently classified as a well capitalized bank pursuant to the PCA regulations.  As of December 31, 2008, the Bank’s total risk-based capital ratio (approximately 11.3%) and its leverage ratio (approximately 8.7%) exceeded minimum levels.

FEDERAL DEPOSIT INSURANCE
The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, the Bank has elected to participate in those provisions of the FDIC’s Transaction Account Guarantee Program that provide additional insurance coverage on non-interest bearing deposit transaction accounts. Under this program, all non-interest bearing transaction accounts at the Bank with balances over $250,000 will also be fully insured through December 31, 2009 at an additional annual cost to the Bank of 10 basis points per dollar over $250,000. Both of these initiatives are described in further detail below under the heading “Recent Regulatory Developments.”

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the Deposit Insurance Fund restoration plan to achieve a minimum Designated Reserve Ratio of 1.15 percent within five years.

On February 27, 2009, the FDIC issued a press release with attached final rule dated February 26, 2009, which established increased assessment rates effective as of April 1, 2009 and included adjustments to improve differentiation of risk profiles among institutions. The FDIC concurrently issued an interim rule that imposes a 20 basis point emergency special assessment effective June 30, 2009, to be collected from all insured depository institutions on September 30, 2009, in addition to the imposition of an emergency special assessment of up to 10 basis points at the end of any calendar quarter after June 30, 2009 if the FDIC determines the DIF reserve ratio will fall to a level that would adversely affect public confidence, among other factors. The proposed changes to differentiate risk profiles will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that a minimum Designated Reserve Ratio of at least 1.15 percent by the end of 2013.

Based upon the announced increase in assessments for insured financial institutions in 2009 as described above and the continuing adverse economic conditions impacting financial institutions generally which may necessitate further increases in assessments, the Bank anticipates that such assessments will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

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

The SOA addresses the following, among other matters:

•	Duties, responsibilities and qualifications of the audit committee;
•	Certification of financial statements by the Principal Executive Officer and the Chief Financial Officer;
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

Although we have incurred additional expense in complying with the provisions of the SOA, such compliance did not have a material impact on our results of operation or financial condition.

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

The Financial Services Modernization Act did not have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

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

RECENT REGULATORY DEVELOPMENTS
In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the Federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

Emergency Economic Stabilization Act. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”).

Capital Purchase Program. On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks.  Requirements for bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP include:

•	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;
•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
•
The minimum amount of capital eligible for purchase by the U.S. Treasury under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
•
The preferred stock issued to the U.S. Treasury will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the U.S. Treasury will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the QFI;
•	Dividends are payable to the U.S. Treasury at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;
•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the U.S. Treasury is outstanding;
•	Repurchase of the QFI’s stock requires consent of the U.S. Treasury, subject to certain exceptions;
•	The preferred shares are not subject to any contractual restrictions on transfer by the U.S. Treasury; and
•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009.  For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009.  The Bank opted to participate in the TAGP.

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. Participants in the DGP are charged an annualized fee ranging from 50 basis points to 100 basis points (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. The Bank is authorized to participate in the DGP and can issue debt at a later date if management determines it necessary.  As of December 31, 2008, the Bank has no senior unsecured debt outstanding.  The Bank has not determined whether to issue qualifying senior debt securities under the DGP as part of its liquidity planning for 2009 or thereafter. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis points fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and credit crisis. The Plan includes a Capital Assistance Program (the “CAP”) that is intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP will be consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets in excess of $100 billion will be able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review.  As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument will be designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. Among the other elements of the FSP, is a temporary extension by the FDIC of the TLGP for enhancing financial institution liquidity to October 31, 2009.   On February 25, 2009, the FDIC and other regulatory agencies jointly announced the commencement of the stress test assessment with the intention to complete the process of assessment not later than April 2009.

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the Federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Bank has not yet determined to participate in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are not currently applicable to the Bank.

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April.

ABS fundings will be held monthly beginning on March 25, 2009 through December 2009, or longer if the TALF is extended. The loan asset classes may be expanded in the future to include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury will provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the “TARP”) by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY will lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV will be senior to the TARP subordinated loan and secured by all of the assets of the SPV.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines and establishes a framework for measuring fair value used in FASB pronouncements issued by FASB that require or permit fair value measurement.  This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Management adopted this statement on January 1, 2008.  The impact of adoption was not material to the Company's financial condition or results of operations.  See Note 16 – Fair Value Measurements.

DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE
In October 2008, the Financial FASB issued FASB Staff Position (FSP) Financial Accounting Standard 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.  The Company is subject to the provisions of the FSP effective immediately; however, the impact of adoption was not material to the Company's financial condition or results of operations.

THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), including an amendment of FASB Statement No. 115.  SFAS No.159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date.  Upon adoption of SFAS No. 159, fair value accounting may also be elected for existing financial assets and liabilities.  For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred.  The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any assets or liabilities for the year ended December 31, 2008.

BUSINESS COMBINATIONS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This Standard will change the Company's accounting treatment for business combinations on a prospective basis.

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161).  This statement requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, financial performance, and cash flows, by requiring disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are related to credit risk.  It requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Management does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective November 15, 2008 and there was no effect on the Company's consolidated financial statements upon adoption.

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

Changes in economic conditions could result in an economic downturn in Northern California which could adversely affect the Company’s business.  The Company's business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. A deterioration in economic conditions locally, regionally or nationally including as the result of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company's business:

•	loan delinquencies and defaults may increase;
•	problem assets and foreclosures may increase;
•	demand for the Company's products and services may decline;
•	low cost or non-interest bearing deposits may decrease; and
•	collateral for loans may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans.
•	The Company has a concentration risk in real estate related loans.

At December 31, 2008, approximately 65% of the Company's loan portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Stockton, California and San Joaquin County.  The Company has experienced a substantial decline in real estate values in the Company's primary market areas as a result of an economic downturn.  The Company’s management has been proactive in working with borrowers having problems repaying loans that have become delinquent or have the potential to become delinquent.  In most cases, collateral values are sufficient to repay outstanding principal and interest.  In the cases where collateral values have fallen short of the principle and interest owed on the loans, management has reserved for the estimated potential loss.  Other events including natural disasters such as earthquakes, fires, and floods could materially effect real estate values in the Company’s primary market areas. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

The Company and its subsidiary Bank are subject to extensive regulation, which could adversely affect its business.  The Company's and the Bank’s operations are subject to extensive regulation by state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it and its subsidiary Bank are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company's results of operations, financial condition, or future prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The Company owns its West March Lane and East March Lane facilities in Stockton, and branches located in Modesto, Groveland, Angels Camp, Arnold and Hayward.  The Company purchased the West March Lane office for $867,000 in 1992.   The Company’s executive officers and support staff were located in the West March Lane building from 1997 to 2004.  During 2001 the Company purchased an adjacent building to the West March Lane office, for $747,000, in order to expand its administrative functions.  The executive offices, finance department, central operations and data processing were moved into these offices in 2004. The Company repossessed a Modesto building and converted it to a banking branch in 1996.  The Modesto land was purchased in 1999 for $524,000.  The Company purchased the Arnold branch for $600,000 as part of its 1997 expansion into branches acquired from Valliwide Bank.  During 2000 the Company purchased a lot in Groveland and purchased a lot in Angels Camp in order to build and relocate the current branch offices.  These sites offer the Company better visibility and demonstrate commitment to the communities we serve.  The Groveland property was purchased for $148,000 and construction was completed in January 2003.  The Angels Camp property was purchased for $200,000 and was completed in the third quarter of 2003.  The Company purchased the building in Hayward for $1,800,000 in July 2006 and purchased land on East March Lane in Stockton for $728,000 in June of 2007 and constructed a branch that was placed into service January 2, 2009 in order to replace the downtown Stockton office, which was closed when its lease  expired December 31, 2008.

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

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

Item (*)                      Executive Officers of the Registrant.
The following table presents certain information regarding the executive officers of the Company:

NAME	AGE	POSITION(S)	SINCE
Rick Simas	47	Principal Executive Officer	2008
Gary A. Stewart	59	Executive VP/CCO/Director	1996
Justin Garner	27	Vice President/CFO	2008
(*) Included pursuant to General Instruction (G)(3).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information under the caption “Market Price for Registrant’s Common Equity, Dividends and Related Stockholder Matters” in the Company’s 2008 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA

See information under the caption “Selected Financial Data” in the Company’s 2008 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

See information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s 2008 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

See information under the caption “Liquidity and Market Risk” and “Net Interest Income Simulation” in the Company’s 2008 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Changes in Shareholders’ Equity, Consolidated Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company’s 2008 Annual Report to Shareholders, which information is incorporated here by reference.

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

The Principal Executive Officer  and Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the table of directors in the Proxy Statement and from information under the heading “Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement, including all information under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Proxy Statement, including information under the captions “Principal Shareholders” and “Stock Ownership of Management.”

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheadings “Director Independence” and “Transactions with Management.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Proxy Statement, including all information under the subheading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2008, are filed and incorporated by reference in Item 8 of this report
.
(i)	Report of Independent Registered Public Accounting Firm, dated March 24, 2009.
(ii)	Consolidated Balance Sheet, December 31, 2008 and 2007.
(iii)	Consolidated Statement of Operations: Years ended December 31, 2008, 2007 and 2006.
(iv)	Consolidated Statement of Changes in Shareholders’ Equity: Years ended December 31, 2008, 2007 and 2006.
(v)	Consolidated Statement of Cash Flows: Years ended December 31, 2008, 2007 and 2006.
(vi)	Notes to Consolidated Financial Statements.

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

Date:           March 31, 2009                                                                PACIFIC STATE BANCORP

            By:_/s/  Rick Simas_______
Rick Simas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:           March 31, 2009                                                                By: /s/   Rick Simas
Rick Simas
Chief Executive Officer

Date:           March 31, 2009                                                                By: /s/ Justin Garner
Justin Garner
Vice President/Chief Financial Officer

Date:           March 31, 2009                                                                By: /s/ Michael L. Dalton
Michael L. Dalton
Director and Chairman of the Audit Committee

Date:           March 31, 2009                                                                By: /s/  Harold Hand
Harold Hand
Director and Chairman of the Board

Date:           March 31, 2009                                                                By: /s/ Patricia A. Hatton
Patricia A. Hatton
Director and Chairperson of the Director Loan Committee

Date:           March 31, 2009                                                                By: /s/ Steven J. Kikuchi
             Steven J. Kikuchi
             Director

Date:           March 31, 2009                                                                By: /s/ Maxwell Freeman
             Maxwell Freeman
             Director

Date:           March 31, 2009                                                                By: /s/ Yoshikazu Mataga
            Yoshikazu Mataga
            Director

Date:           March 31, 2009                                                                By: /s/ Gary A. Stewart
            Gary A. Stewart
            Executive Vice President/Chief Credit Officer
            Director

Date:           March 31, 2009                                                                By: /s/ Russell G. Munson           Russell G. Munson
           Director and Secretary of the Board

INDEX OF EXHIBITS

3.1	Articles of Incorporation, as amended. Incorporated by reference from Exhibit 3.1 filed with the Company's Form 10-K for the year ended December 31, 2004.
3.2	Bylaws. Incorporated by reference from Exhibit 3.2 filed with the Company’s Registration Statement No. 333-84908 on Form S-4EF (the “S-4”).
4.1
Agreement to file copy of Indenture for the Company’s $3.5 Million of Floating Rate Junior  Subordinated Deferrable Interest Debentures due 2034 issued to Pacific State Statutory Trust II.  Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

4.2
Agreement to file copy of Indenture for the Company’s $5.0 Million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 issued to Pacific State Statutory Trust III.  Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007

10.1	Lease Agreement for Main Office. Incorporated by reference from Exhibit 10.1 filed with the S-4.
10.2	Lease Agreement for Lodi Office. Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
10.3	Lease Agreement, Tracy Branch Office. Incorporated by reference from Exhibit 10.3 filed with the S-4.
104.1*	Form of Salary Continuation Agreement. Incorporated by reference from Exhibit 10.5.1 to the 2005 10-K .
10.4.2*	Form of Split Dollar Agreement. Incorporated by reference from Exhibit 10.5.2 to the 2005 10-K .
10.5*	1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.
13	The portions of the Pacific State Bancorp 2008 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer (section 302 of Sarbanes-Oxley Act)
31.2	Certification of the Chief Financial Officer (section 302 of Sarbanes-Oxley Act)
32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act
*	Denotes management contract or compensatory arrangement