Form 10-Q
period 2009-03-31
PACIFIC STATE BANCORP
filed 2009-05-15
CIK 1169424

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009

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
Registrant’s Telephone Number, including Area Code (209) 870-3214

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ý   No0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 0                                                                 Accelerated filer  0                                           Non –accelerated filer  0  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  0   No ☒

Indicate the number of shares outstanding of each of the registrant issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of May 8, 2009
Common Stock No Par Value	3,722,198

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited	March 31,	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$11,308	$16,700
Federal funds sold	9,455	21,811
Total cash and cash equivalents	20,763	38,511
Investment securities	39,420	39,738
Loans, less allowance for loan losses of $6,406 in 2009 and $6,019 in 2008	297,784	301,945
Premises and equipment, net	16,974	16,811
Other real estate owned	2,878	2,029
Company owned life insurance	6,820	6,751
Accrued interest receivable and other assets	16,071	15,668
Total assets	$400,710	$421,453
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$58,005	$69,874
Interest bearing	262,778	271,106
Total deposits	320,783	340,980
Other borrowings	40,000	40,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	4,213	4,425
Total liabilities	373,760	394,169

Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock – no par value; 24,000,000 shares authorized; issued and outstanding –3,722,198 shares in 2009 and 3,718,598 shares in 2008	10,781	10,767
Retained earnings	18,520	18,814
Accumulated other comprehensive loss, net of taxes	(2,351)	(2,297)
Total shareholders' equity	26,950	27,284
Total liabilities and shareholders' equity	$400,710	$421,453

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Interest income:
Interest and fees on loans	$5,024	$6,476
Interest on Federal funds sold	16	115
Interest on investment securities	512	710
Total interest income	5,552	7,301

Interest expense:
Interest on deposits	1,837	2,798
Interest on borrowings	306	430
Interest on subordinated debentures	84	154
Total interest expense	2,227	3,382

Net interest income before provision for loan losses	3,325	3,919
Provision for loan losses	972	210
Net interest income after provision for loan losses	2,353	3,709

Non-interest income:
Service charges	164	237
Gain on sale of loans	12	19
Other income	203	216
Total non-interest income	379	472

Non-interest expenses:
Salaries and employee benefits	1,154	1,268
Occupancy	279	263
Furniture and equipment	268	179
Other real estate	431	-
Other expenses	1,165	785
Total non-interest expenses	3,297	2,495

(Loss) income before (benefit) provision for income taxes	(565)	1,686
(Benefit) provision for income taxes	(271)	592
Net (loss) income	$(294)	$1,094

Basic (loss) earnings per share	$(0.08)	$0.30

Diluted (loss) earnings per share	$(0.08)	$0.27
See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2009 and 2008
(In thousands)

(Unaudited)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(294)	$1,094
Provision for loan losses	972	210
Net (increase) decrease in deferred loan origination costs	(183)	73
Depreciation, amortization and accretion	235	36
Stock-based compensation expense	14	86
Company owned life insurance earnings	(69)	(76)
Other real estate impairment	357	-
Increase in accrued interest receivable and other assets	(414)	(126)
Decrease in accrued interest payable and other liabilities	(212)	(1,982)
Net cash provided by (used in) operating activities	406	(685)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(6,626)	(16,886)
Proceeds from matured and called available-for-sale investment securities	4,994	10,265
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	1,935	296
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	3	53
Purchase of FRB and FHLB stock	-	(14)
Proceeds from the sale of other real estate	874	-
Net decrease (increase) in loans	1,301	(16,807)
Purchases of premises and equipment	(438)	(545)
Net cash provided by (used in) investing activities	2,043	(23,638)
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(14,441)	9,709
Net (decrease) increase in time deposits	(5,756)	3,786
Net cash (used in) provided by financing Activities	(20,197)	13,495
Decrease in cash and cash equivalents	(17,748)	(10,828)
Cash and cash equivalents at beginning of period	38,511	45,674
Cash and cash equivalents at end of period	$20,763	$34,846

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

The Bank conducts general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company, as of May 8, 2009, had 92 employees. The Bank does not engage in any non-banking related lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Stockton, Tracy, and Hayward, California.  Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of “PSBC”.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2009 and December 31, 2008, and the results of its operations for the three month period ended March 31, 2009 and 2008, and its cash flows for the three month period ended March 31, 2009 and 2008 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report to Shareholders.   The results of operations for the three month period ended March 31, 2009 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

	March 31,	December 31,

	2009	2008
	(In thousands)

Commercial	$79,667	$81,284
Agricultural	12,092	13,153
Real estate - commercial mortgage	148,759	135,013
Real estate - construction	50,654	64,762
Installment	12,692	13,609
Gross loans	303,864	307,821
Deferred loan origination costs, net	326	143
Allowance for loan losses	(6,406)	(6,019)
Net loans	$297,784	$301,945

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the consolidated financial statements, including loan commitments of approximately $49,126,000 and $55,522,000 and stand-by letters of credit of $1,587,000 and $1,557,000 at March 31, 2009 and December 31, 2008, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $11,645,000 of the loan commitments outstanding at March 31, 2009 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Virtually all such commitments are collateralized. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2009 and December 31, 2008.

5. EARNINGS (LOSS) PER SHARE COMPUTATION

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the weighted average dilutive effect of outstanding options.  In the first quarter of 2009, the Company recognized a net loss.  Due to the net loss, the diluted loss per share is equal to the basic loss per share.  At March 31, 2009, the Company had 519,000 anti-dilutive shares outstanding.

6. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is reported in addition to net (loss) income for all periods presented.  Comprehensive (loss) income is made up of net (loss) income plus other comprehensive income or loss.  Other comprehensive income or loss, net of taxes, is comprised of the unrealized gains or losses on available-for-sale investment securities.  The following table shows total comprehensive (loss) income and its components for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Net (loss) income	$(294)	$1,094
Other comprehensive loss:
Change in unrealized loss on available for sale securities	(54)	(98)
Reclassification adjustment	22	11
Total other comprehensive loss	(32)	(87)
Total comprehensive (loss) income	$(326)	$1,007

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

There were no stock options granted in the three month period ended March 31, 2009 and none granted for the three months ended March 31, 2008.  For the three month periods ended March 31, 2009 and 2008, the compensation cost recognized for stock option compensation was $14,000 and $85,000, respectively. The excess tax benefits were not significant for the Company.

At March 31, 2009, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $186,000.  This cost is expected to be recognized over a weighted average remaining period of 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	645,869	$7.73	4.8 years	$-
Granted	-	-	-	-
Exercised	3,600	5.42	3.6	-
Cancelled	123,200	7.42	4.5	-
Outstanding at March 31, 2009	519,069	$7.82	4.5 years	$-
Options vested or expected to vest at March 31, 2009	519,069	$7.82	4.5 Years	$-
Exercisable at March 31, 2009	495,069	$7.25	4.4 Years	$-

The intrinsic value was derived from the closing market price of the Company’s common stock of $1.93 as of March 31, 2009.

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

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2009.

9.  FAIR VALUE MEASUREMENT

In accordance with FAS 157, the following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize information other than the quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement, in its entirety, falls has been determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the asset or liability.

(dollars in thousands)
Description	Fair Value March 31, 2009	Fair Value Measurements at March 31, 2009 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$39,420	$30,888	$8,532	$-
Total	$39,420	$30,888	$8,532	$-

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$25,488	$-	$-	$25,488
Other real estate owned	2,878	-	-	2,878
Total	$28,366	$-	$-	$28,366

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

10. NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.   The provisions of FSP FAS 157-4 were adopted by the Company on January 1, 2009 and did not have a significant effect on the Company’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.   The provisions of FSP FAS 107-1 and APB 28-1 were adopted by the Company on January 1, 2009 and the required disclosures are presented in Note 9.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 were adopted by the Company on January 1, 2009.  Management has determined that there was no material effect on the Company’s financial position or results of operations from the adoption of the standards.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State  Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Annual Report on Form 10-K.

OVERVIEW

For the three months ended March 31, 2009:

The 2009 first quarter net loss of $294,000 compares to net income of $1,094,000 for the first quarter of 2008.  The decrease in income compared to the first quarter of 2008 reflects a provision for loan losses of $972,000, other real estate expense of $431,000, increased professional costs of $225,000 and a contraction in net interest margin.

The increased level of provision for loan losses is the result of the continued deterioration in the real estate values and economic environment of the region where the Company operates, requiring additional funding to the allowance for loan losses.  Other real estate expense is primarily the result of decreasing prices experienced in the market for the type of other real estate the Bank currently owns, and the costs associated with marketing and selling those properties.  Increased professional costs are primarily the result of increased legal fees associated with the collection of loans.  The contraction of the net interest margin in the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of higher levels of nonaccrual loans.  Nonaccrual loans have the effect of driving down loan portfolio yields, causing a contraction in the net interest margin.

The annualized loss on average assets (“ROAA”) was 0.29% for the three month period ended March 31, 2009 compared to an annualized return on average assets of 1.03% for the same period in 2008.  The annualized loss on average equity (“ROAE”) was 4.30% for the three month period March 31, 2009 compared to a return on annualized average assets of 12.71% for the same period in 2008. The decrease in ROAA and ROAE is primarily attributable to the net loss recorded for the first quarter of 2009 and the decrease in net income for the three months ended March 31, 2009 as compared to the same period in 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

The Company recorded a net loss of $294,000 for the three months ended March 31, 2009 compared to net income of $1,094,000 for the same period in 2008.  The primary contributors to the decrease in net income for the three months ended March 31, 2009 were the (1) $594,000 decrease in net interest income, (2) increase in provision for loan losses of $762,000, (3) increase of other real estate expense of $431,000 and (4) increase in other expenses of $380,000 primarily related to legal costs of loan collection.  These changes were partially offset by a decreased provision for income taxes of $863,000.  The decrease in the provision for income taxes is primarily a result of decrease in taxable income.  The Company recorded a basic loss per share of $0.08 for the three months ended March 31, 2009 from basic earnings per share of $0.30 for the same period in 2008.  The Company recorded a diluted loss per share of $0.08 for the three months ended March 31, 2009 from diluted earnings per share of $0.27 for the same period in 2008.

Total assets at March 31, 2009 were $400,710,000, a decrease of $20,743,000 or 5%, from the $421,453,000 at December 31, 2008.  The contraction in assets was primarily in the Company’s federal funds sold.  Federal funds sold and cash and due from banks decreased $17,748,000 or 47% to $20,763,000 at March 31, 2009 from $38,511,000 at December 31, 2008.  The decrease in federal funds sold and cash and due from banks was used to fund decreasing deposits of $20,197,000.  The remainder of the balance sheet continued on a flat trend.

Net interest income before provision for loan losses

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$5,024	$6,476	$(1,452)	(22.4)%
Interest on Federal funds sold	16	115	(99)	(86.1)
Interest on investment securities	512	710	(198)	(27.9)
Total interest income	5,552	7,301	(1,749)	(24.0)

Interest expense:
Interest on deposits	1,837	2,798	(961)	(34.3)
Interest on other borrowings	306	430	(124)	(28.8)
Interest on subordinated debentures	84	154	(70)	(45.5)
Total interest expense	2,227	3,382	(1,155)	(34.2)

Net interest income before provision for loan losses	$3,325	$3,919	$(594)	(15.2)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of an increased level of nonaccrual loans.  Increased levels of nonaccrual loans have the effect of reducing loan yields over the time period.  Increased levels of nonaccrual loans coupled with decreasing market rates charged on loan balances have caused the yields earned on the loan portfolio to decrease from 8.10% for the first three months of 2008 to 6.65% for the first three months of 2009.  The yield earned on all interest earning assets in the first quarter of 2009 totaled 6.18% compared to 7.61% for the same time period in 2008.  In addition to the decrease in yields earned on assets, total average earning assets decreased $21,477,000 to $364,157,000 for the first three months and 2009 from $385,634,000 for the same time period in 2008.  The decrease in average earning assets occurred primarily in the loan portfolio where average balances decreased $15,228,000 or 4.7% to $306,195,000 in the first quarter of 2009 from $321,423,000 for the same time period in 2008.

The decrease in interest income described above was offset by a decrease in the level of funding and rate paid for the funding of assets during the first quarter of 2009 compared to the same time period in 2008.  The cost of funding in the first quarter of 2009 totaled 2.84% compared to 4.20% in the first quarter of 2008.  The cost of funding decreased primarily because of decreased market rates paid for deposits and borrowings during the first quarter of 2009 compared to the same time period in 2008.  In addition to decreased rates paid on deposits, the average balance on which interest was paid decreased by $6,523,000 to $317,643,000 for the first quarter of 2009 from $324,166,000 for the same period in 2008.  The decrease was primarily attributable to a decrease of $12,116,000 in time deposits to $188,494,000 for the first quarter of 2009 from $200,610,000 for the same time period in 2008.

As a result of the changes noted above, the net interest margin for the three months ended March 31, 2009 decreased 39 basis points to 3.70%, from 4.09% for the same period in 2008.

The following table presents for the three month period indicated the distribution of consolidated average assets, liabilities and shareholders’ equity.  It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages.  Average balances are based on daily averages.  Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

PACIFIC STATE BANCORP
Yield Analysis
	For Three Months Ended March 31,
(Dollars in thousands)	2009			2008
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans	$306,195	$5,024	6.65%	$321,423	$6,476	8.10%
Investment securities	41,444	512	5.01%	48,044	704	5.89%
Federal funds sold	16,518	16	0.39%	13,167	115	3.51%
Interest Bearing Deposits in Banks	-	-	-	3,000	6	0.80%
Total average earning assets	$364,157	$5,552	6.18%	$385,634	$7,301	7.61%

Non-earning assets:
Cash and due from banks	12,136			12,944
Bank premises and equipment	19,257			14,458
Other assets	20,017			16,104
Allowance for loan loss	(6,243)			(4,009)
Total average assets	$409,324			$425,131

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits

Interest-bearing Demand	$70,837	$211	1.21%	$69,081	$389	2.26%
Savings	9,537	21	0.89%	5,359	7	0.53%
Time Deposits	188,494	1,605	3.45%	200,610	2,402	4.82%
Other borrowing	48,775	390	3.24%	49,116	584	4.78%

Total average interest-bearing liabilities	$317,643	$2,227	2.84%	$324,166	$3,382	4.20%

Noninterest-bearing liabilities:
Demand deposits	59,424			61,640
Other liabilities	4,500			4,708
Total average liabilities	381,567			390,514
Shareholders' equity	27,757			34,617
Total average liabilities and shareholders' equity	$409,324			$425,131

Net interest income		$3,325			$3,919

Net interest margin			3.70%			4.09%

(1)	Loan fees included in loan interest income for the three month periods ended March 31, 2009 and 2008 amounted to $7 thousand and $154 thousand, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:

	Three Months ended March 31,
	2009 over 2008
	Net
	Change	Rate (1)	Volume (2)
(In thousands)

Interest Income:
Loans and leases	$(1,452)	$(1,145)	$(307)
Investment securities	(192)	(95)	(97)
Federal funds sold	(99)	(128)	29
Interest bearing deposits in banks	(6)	-	(6)
Total interest income	$(1,749)	$(1,369)	$(380)

Interest Expense:
Interest-bearing demand	$(178)	$(188)	$10
Savings	14	9	5
Time deposits	(797)	(652)	(145)
Other borrowings	(194)	(190)	(4)
Total interest expense	$(1,155)	$(1,021)	$(134)
Net interest income	$(594)	$(348)	$(246)

(1)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.
(2)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.

Provision for loan losses

The Company recorded $972 thousand in provision for loan losses for the three month period ended March 31, 2009, an increase of $762 thousand from $210 thousand for the same period in 2008.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest Income

During the three months ended March 31, 2009, total non-interest income decreased $93,000 or 19.7% to $379,000, down from $472,000 for the comparable period in 2008.  The decrease in non-interest income was primarily the result of decreased service charges of $73,000.  In other areas overall non-interest income remained relatively flat for the three months ended March 31, 2009 compared to the same time period in 2008.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended March 31, 2009 was $3,297,000 compared to $2,495,000 for the same period in 2008, representing an increase of $802,000 or 32%. The increase is primarily the result of expenses related to other real estate of $431,000 in the first quarter of 2009 and no expense related to other real estate in the first quarter of 2008.  The increase in occupancy, furniture and equipment expense of $105,000 is attributable to increased costs of maintaining facilities and the addition of the new branch located at 1547 East March Lane, Stockton. The increase in other expense of $380,000 is primarily the result of increased legal fees associated with loan collection.

The following table sets forth a summary of non-interest expense for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended
(In thousands)	March 31, 2009	March 31 2008
Non-interest Expense:
Salaries and employee benefits	$1,154	$1,268
Occupancy	279	263
Furniture and equipment	268	179
Other real estate	431	-
Other expenses	1,165	785
Total Non-Interest Expenses	$3,297	$2,495

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the three month period ended March 31, 2009 resulted in a benefit of 48.0% of pretax loss compared to a provision of 35.1% for the same period in 2008.

FINANCIAL CONDITION

Total assets at March 31, 2009 were $400,710,000, a decrease of $20,743,000 or 4.9%, from $421,453,000 at December 31, 2008.  The decline in assets was primarily in the Company’s level of federal funds sold and cash and due from banks which declined $17,748,000 or 46.1%.  Net loans decreased $4,161,000 or 1.4% from $301,945,000 at December 31, 2008 to $297,784,000 at March 31, 2009.  The decrease in federal funds sold, cash and due from banks and net loans was utilized to fund the decrease in deposits of $20,197,000 or 5.9% from $340,980,000 at December 31, 2008 to $320,783,000 at March 31, 2009.

The decrease in deposits included a decrease in non-interest bearing deposits of $11,869,000 or 17.0% to $58,005,000 at March 31, 2009 from $69,874,000 at December 31, 2008.  The decrease in non-interest bearing deposits is primarily the result of seasonal fluctuations in customer deposits.  In addition to the non-interest bearing deposit decrease, interest bearing deposits decreased $8,328,000 or 3.1% to $262,778,000 at March 31, 2009 from $271,106,000 at December 31, 2008.  The decrease in interest bearing deposits is the result of a decreased level of certificate of deposit promotions.

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

The following table illustrates loan balances and percentage changes from December 31, 2008 to March 31, 2009 by loan category:

(Dollars in thousands)	March 31, 2009	December 31, 2008	Dollar Change	Percentage Change
Commercial	$79,667	$81,284	$(1,617)	(2.0)%
Agricultural	12,092	13,153	(1,061)	(8.1)
Real estate - commercial mortgage	148,759	135,013	13,746	10.2
Real estate - construction	50,654	64,762	(14,108)	(21.8)
Installment	12,692	13,609	(917)	(6.7)
Gross loans	$303,864	$307,821	$(3,957)	(1.3)%

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley.  The Bank has experienced contraction in its commercial, agricultural and installment segments of the loan portfolio.  The contraction in these segments reflects the weak economic environment and customer deleveraging which continued from 2008 into the first quarter of 2009.  The Bank has experienced a decline in its real estate construction segment due to the completion of construction projects and the subsequent real estate commercial mortgage loan extended to most borrowers or payoffs related to the sale of collateral.  The real estate commercial mortgage segment has increased primarily through permanent financing loans extended to completed construction project already financed through the Bank.  Both of these segments have been negatively affected by the real estate market decline which has taken place in the Bank’s service area.

Nonperforming loans

The Bank's level of nonperforming loans remained flat in the first quarter of 2009.  There were eleven loans in the amount of $23,560,000 on nonaccrual at December 31, 2008.  During the first quarter of 2009 the Bank either foreclosed on collateral of nonperforming loans resulting in an increase in other real estate owned or charged-off the loan balance.  At March 31, 2009 the Bank had eight loans in the amount of $21,067,000 on nonaccrual.  The forgone interest related to the loans on nonaccrual totaled $495,000 for the first three months of 2009.  At present, management believes that the level of allowance of 2.11% of total loans at March 31, 2009 compared to 1.95% at December 31, 2008 is sufficient to provide for both specifically identified and probable losses.

Management has been proactive in working with problem customers to repay loans that have become delinquent or have the potential to become delinquent.  In most cases, personal guarantees and collateral value are sufficient to repay outstanding principal and interest.  In the cases where collateral value and personal guarantees have fallen short of the principal and interest owed on the loans, management has reserved for the estimated potential loss.  Management has also ordered real estate appraisals on all loans which are in foreclosure that are secured by real estate and on loans where we have identified potential problems.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for loan losses in future periods.

The adequacy of the ALL is calculated upon three components. First, is the credit risk rating of the loan portfolio, including all outstanding loans and leases.  Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money.  Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the Company. Secondly, established specific reserves are available for individual loans currently on management's watch and high-grade loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The following table summarizes the activity in the ALL for the periods indicated:
	Three Months Ended
(Dollars In thousands)	March 31,
	2009	2008
Beginning Balance:	$6,019	$3,948
Provision for loan losses	972	210
Charge-offs:
Commercial	102	533
Real Estate	486	-
Other	47	-
Total Charge-offs	635	533
Recoveries:
Commercial	-	4
Real Estate	50	-
Total Recoveries	50	4
Net Charge-offs:	583	529
Ending Balance	$6,406	$3,629
ALL to total loans	2.11%	1.11%
Net Charge-offs to average loans-annualized	0.64%	0.67%

Investment securities

Investment securities decreased $318,000 to $39,420,000 at March 31, 2009, from $39,738,000 at December 31, 2008.  The decrease was the result of normal activity related to mortgage backed security principle payments, asset allocation management and funds reinvestment.  Federal funds sold decreased $12,356,000 to $9,455,000 at March 31, 2009, from $21,811,000 at December 31, 2008.  The decrease in federal funds sold was primarily the result of a decrease in deposits discussed below in the section titled “Deposits.”

The Company’s investment in U.S. Treasury securities decreased to 11% of the investment portfolio at March 31, 2009 compared to 23% at December 31, 2008.  Obligations of U.S. Agencies increased to 4% of the investment portfolio at March 31, 2009 compared to 0% at December 31, 2008.  The Company’s investment in mortgage backed securities decreased to 54% of the investment portfolio at March 31, 2009 compared to 59% at December 31, 2008.  The Company’s investment in corporate bonds increased to 23% of the investment portfolio at March 31, 2009 compared to 10% at December 31, 2008. Tax-exempt municipal obligation bonds remained at 8% of the investment portfolio at March 31, 2009 compared to December 31, 2008.

Deposits

Total deposits were $320.8 million as of March 31, 2009 a decrease of $20.2 million or 6.0% from the December 31, 2008 balance of $341.0 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits decreased to 18.1% of total deposits down from 20.5% at December 31, 2008.  Money market and savings accounts increased to 19.2% of total deposits from 18.8% at December 31, 2008.  Time deposits increased to 62.7% of total deposits from 60.7% at December 31, 2008.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. If not renewed, the additional FDIC insurance provision expires December 31, 2009.  On October 14, 2008, the FDIC announced a new program ~ the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

CAPITAL RESOURCES

Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive.  Historically, capital has been generated principally from the retention of earnings, stock offerings, and FAS 123 stock options.

At March 31, 2009 shareholders’ equity was $26,950,000 compared with $27,284,000 at December 31, 2008. Changes within shareholders’ equity reflect decreases from the net loss during the quarter, stock based compensation expense, proceeds from the exercise of stock options and the increase in unrealized losses on available for sale securities.

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

As of March 31, 2009 the most recent notification by the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.  However, Management and the Board of Directors assess the Bank's capital requirements continuously and are developing contingency plans in case additional capital is required.  Management believes that the Company met all of its capital adequacy requirements.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.
The Company’s and the Bank’s risk-based capital ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2009	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$41,581	11.6%	$28,619	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$37,083	10.4%	$14,310	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,083	9.1%	$16,344	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$41,041	11.5%	$28,576	8.0%	$35,720	10.0%
Tier 1 capital (to risk-weighted assets)	$36,549	10.2%	$14,288	4.0%	$21,432	6.0%
Tier 1 capital (to average assets)	$36,549	9.0%	$16,326	4.0%	$20,407	5.0%

December 31, 2008:
Company:
Total capital (to risk-weighted assets)	$41,903	11.5%	$29,143	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$37,336	10.3%	$14,562	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,336	8.6%	$17,310	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$41,275	11.3%	$29,107	8.0%	$36,384	10.0%
Tier 1 capital (to risk-weighted assets)	$36,708	10.1%	$14,554	4.0%	$21,830	6.0%
Tier 1 capital (to average assets)	$36,708	8.7%	$16,819	4.0%	$21,023	5.0%

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

With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal funds sold, available-for-sale investment securities, and principal and interest payments on loans. With respect to liabilities, liquidity is provided by core deposits, shareholders' equity and the ability of the Company to borrow funds and to generate deposits.

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $60.1 million or 15.0% of total assets at March 31, 2009 compared to $78.2 million or 18.6% of total assets at December 31, 2008. The Company expects that its primary source of liquidity will be acquisition of deposits and wholesale borrowing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates such as interest rates, commodity prices and equity prices.  The Company’s market risk as a financial institution arises primarily from interest rate risk exposure.  Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that possess a short term to maturity.  Based upon the nature of its operations, the Company is not subject to fluctuations in foreign currency exchange or commodity pricing.  However, the Company’s commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2009 compared to December 31, 2008 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2008 Annual Report to Shareholders filed as an exhibit with the Company’s 2008 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company’s projected net interest income sensitivity analysis based on period-end data:

(in thousands)	March 31, 2009
Change in Rates	Adjusted Net Interest Income	Percent Change From Base

Up 300 basis points	$14,625	(2.33	) %
Up 200 basis points	$14,751	(1.48	) %
Up 100 basis points	$14,875	(0.66	) %
Base Scenario	$14,973	0.00%
Down 100 basis points	$15,080	0.71%
Down 200 basis points	$15,184	1.41%
Down 300 basis points	$15,289	2.11%

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program ~ the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

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

On October 3, 2008, the Troubled Asset Relief Program ("TARP") was signed into law. TARP gave the United States Treasury Department ("Treasury") authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury's stock, restrictions on the payment of common stock dividends, redemption provisions which (during the first three years) permit redemption only with the proceeds of high-quality private capital, restrictions on stock repurchase programs, and restrictions on executive compensation. The Bank is not a participant in the TARP program, but could face increased competition from financial institutions which do participate,

In addition to the information set forth above, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. Except as described above, the Company is not aware of any material changes to the risks described in our Annual Report.

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

Pacific State Bancorp
Date: May 15, 2009	By: /s/ Rick D. Simas
Rick D. Simas
President and Chief Executive Officer

Pacific State Bancorp
Date: May 15, 2009	By: /s/ Justin R. Garner
Justin R. Garner
Vice President and Chief Financial Officer