Form 10-Q
period 2009-06-30
PACIFIC STATE BANCORP
filed 2009-08-14
CIK 1169424

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  0  No 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and "smaller reporting company"  in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 0  Accelerated filer  0  Non –accelerated filer  0  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  0   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of August 1, 2009
Common Stock No Par Value	3,722,198

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited	June 30,	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$11,271	$16,700
Federal funds sold	28,383	21,811
Total cash and cash equivalents	39,654	38,511
Investment securities	31,806	39,738
Loans, less allowance for loan losses of $5,716 in 2009 and $6,019 in 2008	279,537	301,945
Premises and equipment, net	16,746	16,811
Other real estate owned	13,524	2,029
Company owned life insurance	6,890	6,751
Accrued interest receivable and other assets	14,839	15,668
Total assets	$402,996	$421,453
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$55,232	$69,874
Interest bearing	281,361	271,106
Total deposits	336,593	340,980
Other borrowings	30,000	40,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	4,404	4,425
Total liabilities	379,761	394,169

Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock – no par value; 24,000,000 shares authorized; issued and outstanding –3,722,198 shares in 2009 and 3,718,598 shares in 2008	10,795	10,767
Retained earnings	13,955	18,814
Accumulated other comprehensive loss, net of taxes	(1,515)	(2,297)
Total shareholders' equity	23,235	27,284
Total liabilities and shareholders' equity	$402,996	$421,453
See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$4,741	$6,201	$9,765	$12,677
Interest on Federal funds sold	16	141	32	256
Interest on investment securities	421	892	933	1,602
Total interest income	5,178	7,234	10,730	14,535

Interest expense:
Interest on deposits	1,748	2,860	3,585	5,658
Interest on borrowings	311	418	617	848
Interest on subordinated debentures	71	108	155	262
Total interest expense	2,130	3,386	4,357	6,768

Net interest income before provision for loan losses	3,048	3,848	6,373	7,767
Provision for loan losses	4,180	600	5,152	810
Net interest (loss) income after provision for loan losses	(1,132)	3,248	1,221	6,957

Non-interest income:	0
Service charges	156	223	320	460
Gain on sale of loans	66	132	78	151
Other than temporary impairment	(2,184)	-	(2,184)	-
Other income	270	242	473	458
Total non-interest income	(1,692)	597	(1,313)	1,069

Non-interest expenses:
Salaries and employee benefits	1,316	1,282	2,470	2,550
Occupancy	272	302	551	565
Furniture and equipment	203	195	471	374
Other real estate	1,698	-	2,129	-
Other expenses	1,578	1,046	2,743	1,831
Total non-interest expenses	5,067	2,825	8,364	5,320

(Loss) income before (benefit) provision for income taxes	(7,891)	1,020	(8,456)	2,706
(Benefit) provision for income taxes	(3,326)	441	(3,597)	1,033
Net (loss) income	$(4,565)	$579	$(4,859)	$1,673

Basic (loss) earnings per share	$(1.23)	$0.16	$(1.31)	$0.45

Diluted (loss) earnings per share	$(1.23)	$0.15	$(1.31)	$0.43
See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2009 and 2008
(In thousands)

(Unaudited)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(4,859)	$1,673
Provision for loan losses	5,152	810
Net increase in deferred loan origination costs	(222)	(1)
Depreciation, amortization and accretion	450	80
Stock-based compensation expense	28	171
Gain on sale of loans		(151)
Company owned life insurance earnings	(139)	(135)
Other real estate impairment	1,788	-
Other than temporary impairment	2,184	-
Decrease in accrued interest receivable and other assets	65	557
Decrease in accrued interest payable and other liabilities	(22)	(2,661)
Net cash provided by operating activities	4,425	343
Cash flows from investing activities:
Decrease in interest bearing deposits at other banks	-	3,000
Purchases of available-for-sale investment securities	(6,580)	(21,102)
Proceeds from the sale of available-for-sale securities	7,351	-
Proceeds from matured and called available-for-sale investment securities	-	12,735
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	6,441	730
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	4	20
Purchase of FRB and FHLB stock	-	(14)
Proceeds from the sale of other real estate	1,587	-
Proceeds from loan sales	3,699	3,241
Net increase in loans	(1,017)	(16,882)
Purchases of premises and equipment	(380)	(1,214)
Net cash provided by (used in) investing activities	11,105	(19,486)
Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	(10,594)	(3,170)
Net increase in time deposits	6,207	32,753
Proceeds from exercise of stock options	-	56
Net decrease in other borrowings	(10,000)	(5,000)
Net cash (used in) provided by financing Activities	(14,387)	24,639
Increase in cash and cash equivalents	1,143	5,496
Cash and cash equivalents at beginning of period	38,511	45,674
Cash and cash equivalents at end of period	$39,654	$51,170

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

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at June 30, 2009 and December 31, 2008, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report to Shareholders.   The results of operations for the three and six month period ended June 30, 2009 may not necessarily be indicative of the operating results for the full year.

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

3. LOANS

Outstanding loans are summarized below:

	June 30,	December 31,
	2009	2008
	(In thousands)

Commercial	$77,353	$81,284
Agricultural	12,354	13,153
Real estate - commercial mortgage	150,105	135,013
Real estate - construction	32,065	64,762
Installment	13,011	13,609
Gross loans	284,888	307,821
Deferred loan origination costs, net	365	143
Allowance for loan losses	(5,716)	(6,019)
Net loans	$279,537	$301,945

4. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the consolidated financial statements, including loan commitments of approximately $36,553,000 and $55,522,000 and stand-by letters of credit of $1,587,000 and $1,557,000 at June 30, 2009 and December 31, 2008, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $3,655,000 of the loan commitments outstanding at June 30, 2009 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These guarantees are issued primarily relating to purchases of inventory by commercial customers and are typically short term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Virtually all such commitments are collateralized. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2009 and December 31, 2008.

5. EARNINGS (LOSS) PER SHARE COMPUTATION

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.   Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the weighted average dilutive effect of outstanding options.  In the three and six months ended June 30, 2009, the Company recognized a net loss.  Due to the net loss, the diluted loss per share is equal to the basic loss per share.  At June 30, 2009, the Company had 519,000 anti-dilutive shares outstanding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net (Loss) Income	$(4,565)	$579	$(4,859)	$1,673
Other Comprehensive Loss:
Change in unrealized loss on available for sale securities	836	(895)	782	(982)
Reclassification adjustment	(1,220)	11	(1,197)	11
Total Other Comprehensive Loss	(384)	(884)	(415)	(971)
Total Comprehensive (Loss) Income	$(4,949)	$(305)	$(5,274)	$702

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

There were no stock options granted in the six month period ended June 30, 2009 and none granted for the six months ended June 30, 2008.  For the three and six month periods ended June 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $14,000 and $28,000 in 2009 and $86,000 and $171,000 in 2008, respectively. The excess tax benefits were not significant for the Company.

At June 30, 2009, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $172,000.  This cost is expected to be recognized over a weighted average remaining period of 3.25 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of June 30, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	645,869	$7.73	4.8 Years	$-
Granted	-	-	-	-
Exercised	(3,600)	5.42	3.6 Years	-
Cancelled	(123,200)	7.42	4.5 Years	-
Outstanding at June 30, 2009	519,069	$7.82	4.3 Years	$-
Options vested or expected to vest at June 30, 2009	519,069	$7.82	4.3 Years	$-
Exercisable at June 30, 2009	495,069	$7.25	4.1 Years	$-

The intrinsic value was derived from the closing market price of the Company’s common stock of $1.24 as of June 30, 2009.

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

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and six months ended June 30, 2009.

9.  FAIR VALUE MEASUREMENT

The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1: Quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury and other U.S. government and agency securities actively traded in over-the-counter markets.

Level 2: Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

Level 3: Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.

Assets measured at fair value on a recurring basis comprised the following at June 30, 2009:

(Dollars in thousands)
Description	Fair Value June 30, 2009	Fair Value Measurements at June 30, 2009 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$31,806	$11,978	$19,703	$125
Total	$31,806	$11,978	$19,703	$125

The investment securities measured at fair value utilizing Level 1 and Level 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., bank eligible corporate obligations, including private-label mortgage-backed securities and common stocks issued by various unrelated banking holding companies.  The fair values used by the Company are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.

The investment security measured at fair value using Level 3 inputs is a collateralized debt obligations, with a total book value of $125,000 for which there is not an active market and the Company recorded an other than temporary impairment charge on in the second quarter of 2009.  The Company uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:
Investment Securities
Balance, January 1, 2009	$-
Assets added during the period	125
Unrealized loss included in comprehensive income	-
Adjustment to initially apply FASB FSP 115-2	-
Balance, June 30, 2009	$125

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value in accordance with the provisions of FASB SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At June 30, 2009, impaired loans with an aggregate outstanding principal balance of $40.7 million were measured and reported at a fair value of $38.1 million.  During the three months and six months ended June 30, 2009, the Company recognized losses on impaired loans of $3.98 million and $4.98 million, respectively, through the allowance for loan losses.

Other real estate owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

(Dollars in thousands)
Description	Fair Value June 30, 2009	Fair Value Measurements at June 30, 2009 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$38,077	$-	$-	$38,077
Other real estate owned	13,524	-	-	13,524
Total	$51,601	$-	$-	$51,601

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$11,271	$11,271	$16,700	$16,700
Federal funds sold	28,383	28,383	21,811	21,811
Investment securities	31,806	31,806	39,738	39,738
Loans, net	279,537	285,253	301,945	305,257
Other real estate owned	13,524	13,524	2,029	2,029

Financial liabilities:
Deposits	$336,593	$338,670	$340,980	$343,084
Other borrowings	30,000	30,637	40,000	40,019
Subordinated debentures	8,764	2,629	8,764	2,918

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits and overnight borrowings.  The Company used the following methods and assumptions in estimating the fair value of the following financial instruments:

Loans: The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value.  The fair value of fixed rate performing loans is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

The fair value of significant nonperforming loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at a rate commensurate with the risk.  Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information.

Deposits: The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities.

Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow analysis based on rates currently available to the Company for borrowings with similar terms.

Junior Subordinated Notes Held by Subsidiary Trust: The fair value of the junior subordinated notes held by subsidiary trust is estimated using current market rates of securities with similar risk and remaining maturity.

Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute the Company’s aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

10. NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  Pacific State Bancorp will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on Pacific State Bancorp’s financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  Pacific State Bancorp will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required.  Management has not determined the impact adoption may have on Pacific State Bancorp’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  Pacific State Bancorp adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Pacific State Bancorp’s financial statements taken as a whole.  The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred from June 30, 2009 to August 14, 2009, the date the Company issued these financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of Pacific State Bancorp adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State  Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Annual Report on Form 10-K.

OVERVIEW

The 2009 second quarter net loss of $4,565,000 compares to net income of $579,000 for the second quarter of 2008.  The decrease in net income compared to the second quarter of 2008 was primarily driven by significant increases in the provision for loan losses of $3,580,000, other real estate expense of $1,698,000, and an other than temporary impairment charge of $2,184,000 which was offset by a tax benefit of $3,326,000.  In addition to the items discussed above, the bank has experienced a contracting net interest margin as nonperforming assets increase and account for a greater portion of the balance sheet.

The 2009 first half net loss of $4,859,000 compares to net income of $1,673,000 for the first half of 2008.  The decrease in net income compared to the first half of 2008 was primarily driven by significant increases in the provision for loan losses of $4,342,000, other real estate expense of $2,129,000, and an other than temporary impairment charge of $2,184,000 which was offset by a tax benefit of $3,597,000.  In addition to the items discussed above, the bank has experienced a contracting net interest margin as nonperforming assets increase and account for a greater portion of the balance sheet.

The increased level of provision for loan losses is primarily the result of the Bank completing foreclosure on three large commercial real estate projects and complete charge-off of a large unsecured loan.  At the time of foreclosure new appraisals were ordered which reflected a significant decline in the value of the projects from late 2008 when the last appraisals were received.  The Bank also experienced some additional credit deterioration in the second quarter of 2009, although the rate at which deterioration is occurring appears to have slowed.  The Bank has been negatively affected by declining real estate values and economic environment of the region where the Company operates.  Other real estate expense is primarily the result of selling and administration costs related to the foreclosure of the properties discussed above, and also reflects decreasing prices experienced in the market for the type of other real estate the Bank currently owns.  The other than temporary impairment charge was related to a single issue trust preferred security which announced deferral of interest payments.  This action caused the value of the security to decline significantly and credit agency downgrades which prompted the other than temporary impairment charge.  The contraction of the net interest margin in 2009 compared to 2008 was primarily the result of higher levels of nonaccrual loans and nonperforming assets.  Nonaccrual loans have the effect of driving down loan portfolio yields, causing a contraction in the net interest margin.

The annualized loss on average assets was 4.36% for the three month period ended June 30, 2009 compared to an annualized return on average assets of 0.51% for the same period in 2008.  The annualized loss on average equity was 70.47% for the three month period June 30, 2009 compared to a return on annualized average assets of 6.50% for the same period in 2008. The loss on average assets and loss on average equity compared to a return on average assets and average equity for the same time period in 2008 is primarily attributable to the net loss recorded for the second quarter of 2009 compared to net income in 2008.

The annualized loss on average assets was 2.38% for the six month period ended June 30, 2009 compared to an annualized return on average assets of 0.77% for the same period in 2008.  The annualized loss on average equity was 36.67% for the six month period June 30, 2009 compared to a return on annualized average assets of 9.60% for the same period in 2008. The loss on average assets and loss on average equity compared to a return on average assets and average equity for the same time period in 2008 is primarily attributable to the net loss recorded for the first half of 2009 compared to net income in 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009

The Company recorded a net loss of $4,565,000 for the three months ended June 30, 2009 compared to net income of $579,000 for the same period in 2008.  The primary contributors to the decrease in net income for the three months ended June 30, 2009 were the (1) increase in provision for loan losses of $3,580,000, (2) Other than temporary impairment charge of $2,184,000, (3) increase of other real estate expense of $1,698,000 and (4) $800,000 decrease in net interest income.  These changes were partially offset by a decreased provision for income taxes of $3,767,000.  The decrease in the provision for income taxes is primarily a result of the decrease in taxable income.  The Company recorded a basic loss per share of $1.23 for the three months ended June 30, 2009 from basic earnings per share of $0.16 for the same period in 2008.  The Company recorded a diluted loss per share of $1.23 for the three months ended June 30, 2009 from diluted earnings per share of $0.15 for the same period in 2008.

Net interest income before provision for loan losses

	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$4,741	$6,201	$(1,460)	(23.5)%
Interest on Federal funds sold	16	141	(125)	(88.7)
Interest on investment securities	421	892	(471)	(52.8)
Total interest income	5,178	7,234	(2,056)	(28.4)

Interest expense:
Interest on deposits	1,748	2,860	(1,112)	(38.9)
Interest on other borrowings	311	418	(107)	(25.6)
Interest on subordinated debentures	71	108	(37)	(34.3)
Total interest expense	2,130	3,386	(1,256)	(37.1)

Net interest income before provision for loan losses	$3,048	$3,848	$(800)	(20.8)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of an increased level of nonaccrual loans and nonperforming assets.  Increased levels of nonaccrual loans have the effect of reducing loan yields over the time period.  Increased levels of nonaccrual loans coupled with decreasing market rates charged on loan balances have caused the yields earned on the loan portfolio to decrease from 7.58% for the second quarter of 2008 to 6.37% for the second quarter of 2009.  The yield earned on all interest earning assets in the second quarter of 2009 totaled 5.64% compared to 7.09% for the same time period in 2008.  In addition to the decrease in yields earned on assets, total average earning assets decreased $41,719,000 to $368,366,000 for the second quarter of 2009 from $410,085,000 for the same time period in 2008.  The decrease in average earning assets occurred primarily in the loan portfolio where average balances decreased $30,553,000 or 9.3% to $298,454,000 in the second quarter of 2009 from $329,007,000 for the same time period in 2008.

The net interest margin for the three months ended June 30, 2009 decreased 45 basis points to 3.32%, from 3.77% for the same period in 2008.  The decrease in interest income described above was offset by a decrease in the level of funding and rate paid for the funding of assets during the second quarter of 2009 compared to the same time period in 2008.  The cost of funding in the second quarter of 2009 totaled 2.58% compared to 3.89% in the second quarter of 2008.  The cost of funding decreased primarily because of decreased market rates paid for deposits and borrowings during the second quarter of 2009 compared to the same time period in 2008.  In addition to decreased rates paid on deposits, the average balance on which interest was paid decreased by $18,905,000 to $330,782,000 for the second quarter of 2009 from $349,687,000 for the same period in 2008.  The decrease was primarily attributable to a decrease of $27,536,000 in time deposits to $200,138,000 for the second quarter of 2009 from $227,674,000 for the same time period in 2008.

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

PACIFIC STATE BANCORP
Yield Analysis
	For Three Months Ended June 30,
(Dollars in thousands)	2009			2008
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$298,454	$4,741	6.37%	$329,007	$6,201	7.58%
Investment securities(2)	39,041	421	4.33%	51,061	892	7.03%
Federal funds sold	30,871	16	0.21%	28,821	129	1.80%
Interest bearing deposits in banks	-	-	-	1,196	12	4.04%
Total average earning assets	$368,366	$5,178	5.64%	$410,085	$7,234	7.09%

Non-earning assets:
Cash and due from banks	11,875			14,014
Bank premises and equipment	23,120			14,949
Other assets	18,539			15,857
Allowance for loan loss	(6,378)			(3,036)
Total average assets	$415,522			$451,869

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$68,134	$182	1.07%	$68,755	$399	2.33%
Savings	13,835	39	1.13%	5,393	7	0.52%
Time deposits	200,138	1,527	3.06%	227,674	2,454	4.34%
Other borrowings(3)	48,676	382	3.15%	47,865	526	4.42%

Total average interest-bearing liabilities	$330,782	$2,130	2.58%	$349,687	$3,386	3.89%

Noninterest-bearing liabilities:
Demand deposits	54,849			62,812
Other liabilities	4,190			3,914
Total average liabilities	389,821			416,413
Shareholders' equity	25,700			35,456
Total average liabilities and shareholders' equity	$415,522			$451,869

Net interest income		$3,048			$3,848

Net interest margin(4)			3.32%			3.77%

(1)	Net loan (costs) fees included in loan interest income for the three month periods ended June 30, 2009 and 2008 amounted to $(53,000) and $216,000, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:

	Three Months ended June 30,
	2009 over 2008
	Net
	Change	Rate (1)	Volume (2)
(In thousands)

Interest Income:
Loans and leases	$(1,460)	$(884)	$(576)
Investment securities	(471)	(261)	(210)
Federal funds sold	(113)	(122)	9
Interest bearing deposits in banks	(12)	-	(12)
Total interest income	$(2,056)	$(1,267)	$(789)

Interest Expense:
Interest-bearing demand	$(217)	$(213)	$(4)
Savings	32	21	11
Time deposits	(927)	(630)	(297)
Other borrowings	(144)	(153)	9
Total interest expense	$(1,256)	$(975)	$(281)
Net interest income	$(800)	$(292)	$(508)

(1)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.
(2)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.

Provision for loan losses

The Company recorded $4,180,000 in provision for loan losses for the three month period ended June 30, 2009, an increase of $3,580,000 from $600,000 for the same period in 2008.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest (Loss) Income

During the three months ended June 30, 2009, the total non-interest loss was $(1,692,000).  This non-interest loss compares to non-interest income of $597,000 for the comparable period in 2008.  The primary reason for the non-interest loss in the second quarter of 2009 was the other than temporary impairment charge of $2,184,000 that was recorded during the period.  The Bank has also experienced a decline in service charges and gain on the sale of loans.  The decline in service charges of $67,000 is primarily related to decreased deposit activity and the decrease in loan sales of $66,000 was related to a fewer number of sales compared to the same time period in 2008.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended June 30, 2009 was $5,067,000 compared to $2,825,000 for the same period in 2008, representing an increase of $2,242,000 or 79%. The increase is primarily the result of expenses related to other real estate of $1,698,000 in the second quarter of 2009 and no expense related to other real estate in the second quarter of 2008.  For further information on other real estate please see the section titled "Other real estate owned" included in this report. The decrease in occupancy was primarily related to moving from a leased facility to an owned facility.  Furniture and equipment expense increase is attributable to increased costs of maintaining facilities and the addition of the new branch located at 1547 East March Lane, Stockton. The increase in other expense of $532,000 is primarily the result of increased legal fees associated with loan collection and increased FDIC assessments of $466,000.

The following table sets forth a summary of non-interest expense for the three month periods ended June 30, 2009 and 2008:

	Three Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Non-interest Expense:
Salaries and employee benefits	$1,316	$1,282
Occupancy	272	302
Furniture and equipment	203	195
Other real estate	1,698	-
Other expenses	1,578	1,046
Total Non-Interest Expenses	$5,067	$2,825

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the three month period ended June 30, 2009 resulted in a benefit of 42.1% of pretax loss compared to a provision of 43.2% for the same period in 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

The Company recorded a net loss of $4,859,000 for the six months ended June 30, 2009 compared to net income of $1,673,000 for the same period in 2008.  The primary contributors to the decrease in net income for the six months ended June 30, 2009 were the (1) increase in provision for loan losses of $4,342,000, (2) Other than temporary impairment charge of $2,184,000, (3) increase of other real estate expense of $2,129,000 and (4) $1,394,000 decrease in net interest income.  These changes were partially offset by a decreased provision for income taxes of $4,630,000.  The decrease in the provision for income taxes is primarily a result of decrease in taxable income.  The Company recorded a basic loss per share of $1.31 for the six months ended June 30, 2009 from basic earnings per share of $0.45 for the same period in 2008.  The Company recorded a diluted loss per share of $1.31 for the six months ended June 30, 2009 from diluted earnings per share of $0.43 for the same period in 2008.

Net interest income before provision for loan losses

	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$9,765	$12,677	$(2,912)	(23.0)%
Interest on Federal funds sold	32	256	(224)	(87.5)
Interest on investment securities	933	1,602	(669)	(41.8)
Total interest income	10,730	14,535	(3,805)	(26.2)

Interest expense:
Interest on deposits	3,585	5,658	(2,073)	(36.6)
Interest on other borrowings	617	848	(231)	(27.2)
Interest on subordinated debentures	155	262	(107)	(40.8)
Total interest expense	4,357	6,768	(2,411)	(35.6)

Net interest income before provision for loan losses	$6,373	$7,767	$(1,394)	(17.9)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of an increased level of nonaccrual loans and nonperforming assets.  Increased levels of nonaccrual loans have the effect of reducing loan yields over the time period.  Increased levels of nonaccrual loans coupled with decreasing market rates charged on loan balances have caused the yields earned on the loan portfolio to decrease from 7.84% for the first half of 2008 to 6.51% for the first half of 2009.  The yield earned on all interest earning assets in the first half of 2009 totaled 5.91% compared to 7.35% for the same time period in 2008.  In addition to the decrease in yields earned on assets, total average earning assets decreased $31,654,000 to $366,273,000 for the first half of 2009 from $397,927,000 for the same time period in 2008.  The decrease in average earning assets occurred primarily in the loan portfolio where average balances decreased $22,933,000 or 7.1% to $302,303,000 in the first half of 2009 from $325,236,000 for the same time period in 2008.

The net interest margin for the six months ended June 30, 2009 decreased 42 basis points to 3.51%, from 3.93% for the same period in 2008.  The decrease in interest income described above was offset by a decrease in the level of funding and rate paid for the funding of assets during the first half of 2009 compared to the same time period in 2008.  The cost of funding in the first half of 2009 totaled 2.71% compared to 4.04% for the same time period in 2008.  The cost of funding decreased primarily because of decreased market rates paid for deposits and borrowings during the first half of 2009 compared to the same time period in 2008.  In addition to decreased rates paid on deposits and borrowings, the average balance on which interest was paid decreased by $12,748,000 to $324,249,000 for the first half of 2009 from $336,997,000 for the same period in 2008.  The decrease was attributable to a decrease of $19,869,000 in time deposits to $194,348,000 for the second quarter of 2009 from $214,217,000 for the same time period in 2008.

The following table presents for the six month periods indicated the distribution of consolidated average assets, liabilities and shareholders’ equity.  It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages.  Average balances are based on daily averages.  Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

PACIFIC STATE BANCORP
Yield Analysis
	For Six Months Ended June 30,
(Dollars in thousands)	2009			2008
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$302,303	$9,765	6.51%	$325,236	$12,677	7.84%
Investment securities(2)	40,236	933	4.68%	49,561	1,559	6.33%
Federal funds sold	23,734	32	0.27%	21,037	256	2.45%
Interest bearing deposits in banks	-	-	-	2,093	43	4.13%
Total average earning assets	$366,273	$10,730	5.91%	$397,927	$14,535	7.35%

Non-earning assets:
Cash and due from banks	12,005			13,482
Bank premises and equipment	21,199			14,705
Other assets	19,274			15,980
Allowance for loan loss	(6,311)			(3,520)
Total average assets	$412,440			$438,574

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$69,478	$393	1.14%	$68,917	$788	2.30%
Savings	11,698	60	1.03%	5,376	14	0.52%
Time deposits	194,348	3,132	3.25%	214,217	4,856	4.56%
Other borrowings(3)	48,725	772	3.20%	48,487	1,110	4.60%

Total average interest-bearing liabilities	$324,249	$4,357	2.71%	$336,997	$6,768	4.04%

Noninterest-bearing liabilities:
Demand deposits	57,124			62,229
Other liabilities	4,344			4,309
Total average liabilities	385,717			403,535
Shareholders' equity	26,723			35,039
Total average liabilities and shareholders' equity	$412,440			$438,574

Net interest income		$6,373			$7,767

Net interest margin(4)			3.51%			3.93%

(1)	Net loan (costs) fees included in loan interest income for the six month periods ended June 30, 2009 and 2008 amounted to $(46,000) and $370,000, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the six month periods indicated and the change attributable to variance in volume and rates:

	Six Months ended June 30,
	2009 over 2008
	Net
	Change	Rate (1)	Volume (2)
(In thousands)

Interest Income:
Loans and leases	$(2,912)	$(2,018)	$(894)
Investment securities	(626)	(333)	(293)
Federal funds sold	(224)	(257)	33
Interest bearing deposits in banks	(43)	-	(43)
Total interest income	$(3,805)	$(2,608)	$(1,197)

Interest Expense:
Interest-bearing demand	$(395)	$(401)	$6
Savings	46	30	16
Time deposits	(1,724)	(1,274)	(450)
Other borrowings	(338)	(343)	5
Total interest expense	$(2,411)	$(1,989)	$(422)
Net interest income	$(1,394)	$(619)	$(775)

(1)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.
(2)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.

Provision for loan losses

The Company recorded $5,152,000 in provision for loan losses for the six month period ended June 30, 2009, an increase of $4,342,000 from $810,000 for the same period in 2008.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest (Loss) Income

During the six months ended June 30, 2009, the total non-interest loss was $1,313,000.  This non-interest loss compares to non-interest income of $1,069,000 for the comparable period in 2008.  The primary reason for the non-interest loss in the second quarter of 2009 was the other than temporary impairment charge of $2,184,000 that was recorded during the period.  The Bank has also experienced a decline in service charges and gain on the sale of loans.  The decline in service charges of $140,000 is primarily related to decreased deposit activity and the decrease in loan sales of $73,000 was related to a fewer number of sales compared to the same time period in 2008.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the six months ended June 30, 2009 was $8,364,000 compared to $5,320,000 for the same period in 2008, representing an increase of $3,044,000 or 57%. The increase is primarily the result of expenses related to other real estate of $2,129,000 in the first half of 2009 and no expense related to other real estate in the first half of 2008.  For further information on other real estate please see the section titled "Other real estate owned" included in this report.  The decrease in occupancy was primarily related to moving from a leased branch facility to an owned branch facility.  Furniture and equipment expense increase is attributable to increased costs of maintaining facilities and the addition of the new branch located at 1547 East March Lane, Stockton. The increase in other expense of $912,000 is primarily the result of increased legal fees associated with loan collection and increased FDIC assessments of $481,000.

The following table sets forth a summary of non-interest expense for the six month periods ended June 30, 2009 and 2008:

	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Non-interest Expense:
Salaries and employee benefits	$2,470	$2,550
Occupancy	551	565
Furniture and equipment	471	374
Other real estate	2,129	-
Other expenses	2,743	1,831
Total Non-Interest Expenses	$8,364	$5,320

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and Company owned life insurance.  Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. The Company’s effective tax rate for the six month period ended June 30, 2009 resulted in a benefit of 42.5% of pretax loss compared to a provision of 38.2% for the same period in 2008.

FINANCIAL CONDITION

Total assets at June 30, 2009 were $402,996,000, a decrease of $18,457,000 or 4%, from the $421,453,000 at December 31, 2008.  The contraction in assets was primarily in the Company’s loan portfolio and securities portfolio.  The reduction in the size of the loan portfolio is primarily the result of assets being reclassified to other real estate, charge-offs and pay downs.  The investment portfolio decreased as a result of large principal pay downs in the mortgage backed section of the portfolio and the other than temporary impairment charge taken in the second quarter of 2009.  Pay downs have occurred as interest rates for mortgages have declined and borrowers prepay their mortgages at a faster rate.  The remainder of the balance sheet continued on a flat trend.

The bank experienced a slight decrease in deposits primarily in non-interest bearing deposits.  Non-interest bearing deposits decreased $14,642,000 or 21.0% to $55,232,000 at June 30, 2009 from $69,874,000 at December 31, 2008.  The decrease in non-interest bearing deposits is primarily the result of seasonal fluctuations in customer deposits at the end of 2008.  The loss in non-interest bearing deposits has been offset in part by an increase in interest bearing deposits of $10,255,000 or 3.8% to $281,361,000 at June 30, 2009 from $271,106,000 at December 31, 2008.  The increase in interest-bearing deposits is the result of an increased use of brokered deposits.  On June 30, 2009 the Bank utilized $37,629,000 in brokered deposits compared to $2,500,000 at December 31, 2008.

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

The following table illustrates loan balances and percentage changes from December 31, 2008 to June 30, 2009 by loan category:

(Dollars in thousands)	June 30, 2009	December 31, 2008	Dollar Change	Percentage Change
Commercial	$77,353	$81,284	$(3,931)	(4.84)%
Agricultural	12,354	13,153	(799)	(6.07)
Real estate - commercial mortgage	150,105	135,013	15,092	11.18
Real estate - construction	32,065	64,762	(32,697)	(50.49)
Installment	13,011	13,609	(598)	(4.39)
Gross loans	$284,888	$307,821	$(22,933)	(7.45)%

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley.  The Bank has experienced contraction in its commercial, agricultural, construction and installment segments of the loan portfolio.  The contraction in these segments reflects the weak economic environment and customer deleveraging which continued from 2008 through the first half of 2009.  The real estate construction segment has been reduced significantly due to the completion of construction projects and a permanent loan being extended, pay downs on completed projects and foreclosure of certain projects which have been reclassified to other real estate owned.  The real estate commercial mortgage segment has increased primarily through permanent financing loans extended to completed construction projects already financed through the Bank.

Nonperforming loans

The Bank's level of nonperforming loans declined significantly in the first half of 2009.  There were loans in the amount of $23,560,000 on nonaccrual at December 31, 2008.  During the first half of 2009 the Bank either foreclosed on collateral of nonperforming loans resulting in an increase in other real estate owned or charged-off the loan balance.  At June 30, 2009 the Bank had loans in the amount of $10,392,000 on nonaccrual.  The forgone interest related to the loans on nonaccrual totaled $498,000 for the first half of 2009.  The Bank held an average of $15,743,000 on nonaccrual for the six month period ended June 30, 2009.  At present, management believes that the level of allowance of 2.00% of total loans at June 30, 2009 compared to 1.95% at December 31, 2008 is sufficient to provide for both specifically identified and probable losses.

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

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The following table summarizes the activity in the ALL for the periods indicated:
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Beginning Balance:	$6,406	$3,629	$6,019	$3,948
Provision for loan losses	4,180	600	5,152	810
Charge-offs:
Commercial	1,389	757	1,491	1,290
Real Estate	3,407	-	3,893	-
Other	110	55	157	55
Total Charge-offs	4,906	812	5,541	1,345
Recoveries:
Commercial	-	9	-	13
Real Estate	34		84	-
Other	2	1	2	-
Total Recoveries	36	10	86	14
Net Charge-offs:	4,870	802	5,455	1,331
Ending Balance	$5,716	$3,427	$5,716	$3,427
ALL to total loans	2.00%	1.06%	2.00%	1.06%
Net Charge-offs to average loans-annualized	5.30%	0.98%	3.00%	0.82%

Other real estate owned

At December 31, 2008, the Company had $2,029,000 invested in properties acquired through foreclosure.  In the first half of 2009, the Company foreclosed on six more properties totaling $13,847,000. The Company received proceeds of $1,587,000 on properties sold during the first half of 2009, recorded impairment on properties previously recorded into other real estate of $490,000 and recorded a loss on the sale other real estate of $52,000.  At June 30, 2009, the carrying value of all properties was $13,524,000. These properties were carried at the lower of their estimated market value, as evidenced by an independent appraisal less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses. If the value of the property is subsequently determined to be less than the recorded investment in the property, an impairment on the property is recorded.  No assurance can be given that the Company will sell the properties during 2009 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Investment securities

Investment securities decreased $7,932,000 to $31,806,000 at June 30, 2009, from $39,738,000 at December 31, 2008.  The decrease was the result of activity related to mortgage backed security principle payments, asset allocation management, funds reinvestment and the other than temporary impairment charge recorded in the second quarter.  Federal funds sold increased $6,572,000 to $28,383,000 at June 30, 2009, from $21,811,000 at December 31, 2008.  The increase in federal funds sold was primarily the result of a decrease in the investment and loan portfolios.

The Company’s investment in U.S. Treasury securities decreased to 16% of the investment portfolio at June 30, 2009 compared to 23% at December 31, 2008.  Obligations of U.S. Agencies increased to 6% of the investment portfolio at June 31, 2009, and were not part of the portfolio at December 31, 2008.  The Company’s investment in mortgage backed securities increased to 61% of the investment portfolio at June 30, 2009 compared to 59% at December 31, 2008.  The Company’s investment in corporate bonds decreased to 7% of the investment portfolio at June 30, 2009 compared to 10% at December 31, 2008. Tax-exempt municipal obligation bonds increased to 10% at June 30, 2009 compared to 8% of the investment portfolio at December 31, 2008.

Deposits

Total deposits were $336.6 million as of June 30, 2009 a decrease of $4.4 million or 1.3% from the December 31, 2008 balance of $341.0 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits increased to 21.8% of total deposits up from 20.5% at December 31, 2008.  Money market and savings accounts increased to 20.4% of total deposits from 18.8% at December 31, 2008.  Time deposits decreased to 57.8% of total deposits from 60.7% at December 31, 2008.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC. The $250,000 standard insurance limit is permanent for certain retirement accounts, which includes IRAs. The $250,000 limit is temporary for all other deposit accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor.

CAPITAL RESOURCES

Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive.  Historically, capital has been generated principally from the retention of earnings, stock offerings, issuance of junior subordinated debentures and FAS 123 stock options.

The recent losses incurred have reduced the Company’s Risk-Based Capital level to adequately capitalized. The Company is in the process of developing a Capital Plan to return the Company to a well capitalized status. The Risk-Based Capital computations for the Company are complex and are impacted by operating losses and various limitations including loan loss reserves which are limited to 125% of risk-based loans as well as deferred income taxes which generally cannot exceed 10% of Tier 1 risk-based capital.

In computing total risk-based capital, Management is required to take into consideration the deferred tax assets that may not be fully utilized. Specifically, Tier 1 capital will be reduced by an amount of deferred tax assets above 10% of Tier 1 risk-based capital that Management does not expect to realize beyond the next twelve months as described below.

Deferred Taxes: The Company has recorded a tax benefit of $3,326,000 for the three months ended June 30, 2009 and $3,597,000 for the six months ended June 30, 2009. These amounts have been recorded as a taxable loss being carried forward to offset future taxable income expected to be generated by the Company. The Company has not recorded a valuation allowance at June 30, 2009 for the future realization of these tax benefits as it believes it is more likely than not that these tax benefits will ultimately be realized via the Company’s projection of future income, unrealized gains in real estate and unrealized gains in bank owned life insurance. Prospective losses could require the Company to reevaluate the assumptions related to future income projection which could result in the establishment of a valuation allowance to the extent that the realization of deferred tax assets becomes less likely than not. Net deferred tax assets were $8.2 million at June 30, 2009.

At June 30, 2009 shareholders’ equity was $23,235,000 compared with $27,284,000 at December 31, 2008. Changes within shareholders’ equity reflect decreases from the net loss during the first half of 2009, stock based compensation expense, and a decrease in unrealized losses on available for sale securities.

Overall capital adequacy is monitored on a day-to-day basis by the Company’s management and reported to the Company’s Board of Directors on a monthly basis.  The Bank’s regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

As of June 30, 2009 the most recent notification by the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.

The Company’s and the Bank’s risk-based capital ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$32,659	9.6%	$27,101	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$26,091	7.7%	$13,550	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$26,091	6.4%	$16,608	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$32,729	9.7%	$27,054	8.0%	$33,817	10.0%
Tier 1 capital (to risk-weighted assets)	$28,480	8.4%	$13,527	4.0%	$20,290	6.0%
Tier 1 capital (to average assets)	$28,480	6.9%	$16,608	4.0%	$20,760	5.0%

December 31, 2008:
Company:
Total capital (to risk-weighted assets)	$41,903	11.5%	$29,143	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$37,336	10.3%	$14,562	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,336	8.6%	$17,310	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$41,275	11.3%	$29,107	8.0%	$36,384	10.0%
Tier 1 capital (to risk-weighted assets)	$36,708	10.1%	$14,554	4.0%	$21,830	6.0%
Tier 1 capital (to average assets)	$36,708	8.7%	$16,819	4.0%	$21,023	5.0%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $71.5 million or 17.7% of total assets at June 30, 2009 compared to $78.2 million or 18.6% of total assets at December 31, 2008. The Company expects that its primary source of liquidity will be acquisition of deposits and wholesale borrowing arrangements.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the six months ended June 30, 2009 compared to December 31, 2008 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2008 Annual Report to Shareholders filed as an exhibit with the Company’s 2008 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company’s projected net interest income sensitivity analysis based on period-end data:

(Dollars in thousands)	June 30, 2009
Change in Rates	Adjusted Net Interest Income	Percent Change From Base

Up 300 basis points	$14,610	9.1%
Up 200 basis points	14,209	6.1%
Up 100 basis points	13,804	3.1%
Base Scenario	13,386	-
Down 100 basis points	13,211	(1.3)%
Down 200 basis points	13,100	(2.1)%
Down 300 basis points	$12,989	(3.0)%

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

The Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve's activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

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

Pacific State Bancorp
Date: August 14, 2009	By: /S/ Rick D. Simas
Rick D. Simas
President and Chief Executive Officer

Pacific State Bancorp
Date: August 14, 2009	By:/S/ Justin R. Garner
Justin R. Garner
Vice President and Chief Financial Officer