Form 10-Q
period 2009-09-30
PACIFIC STATE BANCORP
filed 2009-11-16
CIK 1169424

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009

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
Large accelerated filer 0  Accelerated filer  0  Non –accelerated filer  0  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  0   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of November 10, 2009
Common Stock No Par Value	3,722,198

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited	September 30,	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$10,785	$16,700
Federal funds sold	33,775	21,811
Total cash and cash equivalents	44,560	38,511
Investment securities	29,228	39,738
Loans, less allowance for loan losses of $5,625 in 2009 and $6,019 in 2008	266,272	301,945
Premises and equipment, net	16,477	16,811
Other real estate owned	14,198	2,029
Company owned life insurance	6,960	6,751
Accrued interest receivable and other assets	7,193	15,668
Total assets	$384,888	$421,453
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$58,613	$69,874
Interest bearing	268,417	271,106
Total deposits	327,030	340,980
Other borrowings	30,000	40,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	3,851	4,425
Total liabilities	369,645	394,169

Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock – no par value; 24,000,000 shares authorized; issued and outstanding –3,722,198 shares in 2009 and 3,718,598 shares in 2008	10,809	10,767
Retained earnings	6,081	18,814
Accumulated other comprehensive loss, net of taxes	(1,647)	(2,297)
Total shareholders' equity	15,243	27,284
Total liabilities and shareholders' equity	$384,888	$421,453
See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$4,633	$6,321	$14,398	$18,998
Interest on Federal funds sold	23	85	55	341
Interest on investment securities	322	542	1,255	2,144
Total interest income	4,978	6,948	15,708	21,483

Interest expense:
Interest on deposits	1,541	2,587	5,126	8,245
Interest on borrowings	237	216	854	1,064
Interest on subordinated debentures	58	97	213	359
Total interest expense	1,836	2,900	6,193	9,668

Net interest income before provision for loan losses	3,142	4,048	9,515	11,815
Provision for loan losses	1,000	600	6,152	1,410
Net interest income after provision for loan losses	2,142	3,448	3,363	10,405

Non-interest (loss) income:
Service charges	151	196	471	656
Gain on sale of loans	44	37	122	188
Gain on sale of assets	32	471	32	471
Gain on bank owned life insurance	-	2,574	-	2,574
Other than temporary impairment charge	(746)	(6,498)	(2,930)	(6,498)
Other income	174	283	647	741
Total non-interest loss	(345)	(2,937)	(1,658)	(1,868)

Non-interest expenses:
Salaries and employee benefits	1,359	1,398	3,829	3,948
Occupancy	281	316	832	881
Furniture and equipment	237	259	708	633
Other real estate	186	-	2,315	-
Other expenses	1,349	1,585	4,092	3,416
Total non-interest expenses	3,412	3,558	11,776	8,878

Loss before (benefit) provision for income taxes	(1,615)	(3,047)	(10,071)	(341)
Provision (benefit) for income taxes	6,259	(1,838)	2,662	(805)
Net (loss) income	$(7,874)	$(1,209)	$(12,733)	$464

Basic (loss) earnings per share	$(2.12)	$(0.33)	$(3.42)	$0.13

Diluted (loss) earnings per share	$(2.12)	$(0.33)	$(3.42)	$0.12
See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2009 and 2008
(In thousands)

(Unaudited)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(12,733)	$464
Provision for loan losses	6,152	1,410
Net (increase) decrease in deferred loan origination costs	(143)	92
Depreciation, amortization and accretion	713	271
Stock-based compensation expense	42	256
Gain on sale of loans	(122)	(188)
Gain on sale of assets	(32)	(471)
Company owned life insurance earnings	(209)	(249)
Gain on company owned life insurance	-	(2,574)
Unrealized (gain) loss on available for sale securities	(2,250)	1,431
Other real estate impairment	1,877	-
Other than temporary impairment	2,930	6,498
Deferred tax valuation allowance	6,978	-
Decrease (increase) in accrued interest receivable and other assets	2,049	(7,837)
Decrease in accrued interest payable and other liabilities	(574)	(1,561)
Net cash provided by (used in) operating activities	4,678	(2,458)
Cash flows from investing activities:
Decrease in interest bearing deposits at other banks	-	3,000
Purchases of available-for-sale investment securities	(6,580)	(31,082)
Proceeds from the sale of available-for-sale securities	7,351	-
Proceeds from matured and called available-for-sale investment securities	-	22,735
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	9,174	899
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	8	24
Purchase of FRB and FHLB stock	(51)	(14)
Proceeds from the sale of other real estate	2,118	-
Proceeds from company owned life insurance redemption	-	4,166
Proceeds from loan sales	4,211	3,906
Net decrease (increase) in loans	9,434	(19,121)
Purchases of premises and equipment	(344)	(2,205)
Net cash provided by (used in) investing activities	25,321	(17,692)
Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	(6,077)	(6)
Net (decrease) increase in time deposits	(7,873)	3,351
Proceeds from exercise of stock options	-	79
Net decrease in other borrowings	(10,000)	(5,000)
Net cash used in financing activities	(23,950)	(1,576)
Increase in cash and cash equivalents	6,049	(21,726)
Cash and cash equivalents at beginning of period	38,511	45,674
Cash and cash equivalents at end of period	$44,560	$23,948

Supplemental disclosure of cash flow activities:
Real estate acquired at foreclosure	$15,063	$-

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

The Bank conducts general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company, as of October 29, 2009, had 91 employees. The Bank does not engage in any non-banking related lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Stockton, Tracy, and Hayward, California.  Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of “PSBC”.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at September 30, 2009 and December 31, 2008, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report to Shareholders.   The results of operations for the three and nine month period ended September 30, 2009 may not necessarily be indicative of the operating results for the full year.

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (‘AFS’) debt securities at September 30, 2009 and December 31, 2008 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, September 30, 2009
U.S. Treasury securities and agency debentures	$7,010	$101	$-	$7,111
Mortgage-backed securities:
Agency MBSs	11,402	398	-	11,800
Agency collateralized mortgage obligations	4,082	83	-	4,165
Obligations of states and political subdivisions	3,201	15	(86)	3,130
Corporate bonds	5,143	10	(2,168)	2,985
Total available-for-sale debt securities	$30,838	$607	$(2,254)	$29,191

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities	$9,937	$240	$-	$10,177
Mortgage-backed securities:
Agency MBSs	22,345	318	(2)	22,661
Agency collateralized mortgage obligations	10	-	-	10
Obligations of states and political subdivisions	3,154	11	(130)	3,035
Corporate bonds	8,143	4	(4,338)	3,809
Total available-for-sale debt securities	$43,589	$573	$(4,470)	$39,692

At September 30, 2009, the amortized cost and fair value of held-to-maturity debt securities were $37,000.   At December 31, 2008, both the amortized cost and fair value of held-to-maturity debt securities was $46,000. The accumulated net unrealized losses on AFS debt securities included in accumulated OCI was $1,647,000 at September 30, 2009.

The Company adopted new accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities as of January 1, 2009. As prescribed by the new guidance, for the three and nine months ended September 30, 2009, the Company recognized the credit component of an other-than-temporary impairment of its debt securities in earnings and the non-credit component in OCI for those securities which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell the security prior to recovery. For additional information on the adoption of this accounting pronouncement see Note 11 – New Accounting Pronouncements.

During the three and nine months ended September 30, 2009, the Company recorded other-than-temporary impairment losses on AFS debt securities as follows:

Three Months Ended September 30, 2009
(Dollars in thousands)	Corporate bonds
Total other-than-temporary impairment losses (unrealized and realized)	$(980)
Less: Unrealized other-than-temporary impairment losses recognized in OCI	234
Net impairment losses recognized in earnings	$(746)

Nine Months Ended September 30, 2009
(Dollars in thousands)	Corporate Bonds
Total other-than-temporary impairment losses (unrealized and realized)	$(3,164)
Less: Unrealized other-than-temporary impairment losses recognized in OCI	234
Net impairment losses recognized in earnings	$(2,930)

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of the other-than-temporary impairment loss remains in OCI for the three and nine months ended September 30, 2009 is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance, beginning of period	$-	$-
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	234	234
Balance, September 30, 2009	$234	$234

As of September 30, 2009, the debt security with other-than-temporary impairment for which a portion of the other-than-temporary impairment loss remains in OCI was a pooled trust preferred security. The Company uses a third party vendor to determine how the underlying collateral cash flows will be distributed to each tranche issued in the security's structure. The vendor uses additional future defaults based on the underlying collateral’s financial status by individual institution.  Expected principal and interest cash flows on an impaired debt security are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized loss on the security.

Significant assumptions used in the modeling of the credit component of the pooled trust preferred security with other-than-temporary impairments were a discount rate of 3 month Libor plus 14% and a default rate as follows as of September 30, 2009.
	2010	2011	2012
Default rate	6.4%	2.1%	0.5%

During the nine months ended September 30, 2009, the Company recognized $2.930 million of other-than-temporary impairment losses on AFS securities compared to $6.498 million during the same period in 2008. During the three months ended September 30, 2009, the Company recognized $746 thousand of other-than-temporary impairment losses on AFS debt securities. During the three months ended September 30, 2008, the Company recognized $6.498 million of other-than-temporary impairment losses on AFS debt and equity securities.

The following table presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at September 30, 2009 and December 31, 2008, including debt securities for which a portion of other-than-temporary impairment has been recognized in OCI. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily-impaired available-for-sale debt securities as of September 30, 2009
Obligations of states and political subdivisions	$-	$-	$1,718	$(86)	$1,718	$(86)
Corporate/Agency bonds	-	-	1,957	(1,934)	1,957	(1,934)
Total temporarily-impaired available-for-sale debt securities	-	-	3,675	(2,020)	3,675	(2,020)
Other-than-temporarily impaired available-for-sale debt securities
Corporate bonds	-	-	20	(234)	20	(234)
Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$-	$-	$3,695	$(2,254)	$3,695	$(2,254)
Temporarily-impaired available-for-sale debt securities as of December 31, 2008
Agency MBSs	10	(1)	433	(1)	443	(2)
Obligations of states and political subdivisions	$1,325	$(130)	$-	$-	$1,325	$(130)
Corporate bonds	-	-	2,726	(4,338)	2,726	(4,338)
Total temporarily-impaired available-for-sale debt securities	1,335	(131)	3,159	(4,339)	4,494	(4,470)

Securities are pledged or assigned to secure borrowed funds, lines of credit and for other purposes. The market value of pledged securities was $24.798 million and $21.044 million at September 30, 2009 and December 31, 2008.

The expected maturity distribution of the Company’s mortgage-backed securities and the contractual maturity distribution of the Company’s other debt securities, and the yields of the Company’s AFS debt securities portfolio at September 30, 2009 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2009
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Fair value of available-for-sale debt securities
U.S. Treasury securities and agency debentures	$5,092	2.35%	$-	-%	$-	-%	$2,019	3.55%	$7,111	2.70%
Mortgage-backed securities:
Agency MBSs	304	3.46	-	-	-	-	11,496	5.31	11,800	5.26
Agency collateralized mortgage obligations	-	-	-	-	-	-	4,165	3.61	4,165	3.61
Obligations of states and political subdivisions	206	3.50	-	-	342	4.27	2,582	4.73	3,130	4.60
Corporate bonds	-	-	-	-	-	-	2,985	4.46	2,985	4.46
Total available-for-sale debt securities	$5,602	2.46	$-	-	$342	4.37	$23,263	4.65	$29,191	4.26
Amortized cost of available-for-sale debt securities	$5,512		$-		$340		$24,986		$30,850

(1)	Yields are calculated based on the amortized cost of the securities.

NOTE 4. LOANS

Outstanding loans are summarized below:

	September 30,	December 31,
	2009	2008
	(In thousands)

Commercial	$72,470	$81,284
Agricultural	9,583	13,153
Real estate - commercial mortgage	155,570	135,013
Real estate - construction	20,253	64,762
Installment	13,735	13,609
Gross loans	271,611	307,821
Deferred loan origination costs, net	286	143
Allowance for loan losses	(5,625)	(6,019)
Net loans	$266,272	$301,945

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the consolidated financial statements, including loan commitments of approximately $25,208,000 and $55,522,000 and stand-by letters of credit of $1,512,000 and $1,557,000 at September 30, 2009 and December 31, 2008, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $1,410,000 of the loan commitments outstanding at September 30, 2009 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, may expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These letters of credit are issued primarily relating to real estate transactions and performance under specific contracts.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2009 and December 31, 2008.

NOTE 6. EARNINGS (LOSS) PER SHARE COMPUTATION

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the weighted average dilutive effect of outstanding options.  In the three and nine months ended September 30, 2009, the Company recognized a net loss.  Due to the net loss, the diluted loss per share is equal to the basic loss per share.  At September 30, 2009, the Company had 519,000 anti-dilutive shares outstanding.

NOTE 7. COMPREHENSIVE (LOSS) INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net (loss) income	$(7,874)	$(1,209)	$(12,733)	$464
Other comprehensive loss:
Change in unrealized loss on available for sale securities	(878)	(4,108)	(2,280)	(5,079)
Reclassification adjustment	746	4,255	2,930	4,244
Total other comprehensive (loss) income	(132)	147	650	(835)
Total comprehensive (loss) income	$(8,006)	$(1,062)	$(12,083)	$(371)

NOTE 8. STOCK –BASED COMPENSATION

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

There were no stock options granted in the nine month period ended September 30, 2009 and none granted for the nine months ended September 30, 2008.  For the three and nine month periods ended September 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $14,000 and $42,000 in 2009 and $85,000 and $256,000 in 2008, respectively. The excess tax benefits were not significant for the Company.

At September 30, 2009, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $158,000.  This cost is expected to be recognized over a weighted average remaining period of 3.00 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of option activity under the stock option plans as of September 30, 2009 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	645,869	$7.73	4.8 Years	$-
Granted	-	-	-	-
Exercised	(3,600)	5.42	3.6 Years	-
Cancelled	(123,200)	7.42	4.5 Years	-
Outstanding at September 30, 2009	519,069	$7.82	4.0 Years	$-
Options vested or expected to vest at September 30, 2009	519,069	$7.82	4.0 Years	$-
Exercisable at September 30, 2009	501,069	$7.40	3.9 Years	$-

The intrinsic value was derived from the closing market price of the Company’s common stock of $0.96 as of September 30, 2009.

NOTE 9. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the asset and liability or balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.  During the third quarter of 2009 the Company recorded a valuation allowance against its tax deferred assets of $6.978 million.  The Company will maintain the deferred tax valuation allowance until it is reasonable to reverse the allowance.

Deferred Tax Assets

The Company has recorded a tax benefit of $719,000 for the three months ended September 30, 2009 and $4,316,000 for the nine months ended September 30, 2009.  These benefits have been offset by a valuation allowance against the recorded tax benefits at September 30, 2009 of $6.978 million.  The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Balance sheet changes and assumptions since the previous reporting period have led management to believe that the Company can no longer project with greater than 50% certainty that future earnings will be adequate to realize the tax benefit recorded.  The Company has maintained a deferred tax asset in the amount of $890 thousand because management believes it is more likely than not that these tax benefits will ultimately be realized via the Company’s unrealized gains in real estate and unrealized gains in bank owned life insurance. Prospective earnings, tax law changes or capital changes could prompt the Company to reevaluate the assumptions used to establish the valuation allowance which could result in the reversal of all or part of the valuation allowance.

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three and nine months ended September 30, 2009.

NOTE 10.  FAIR VALUE MEASUREMENT

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

Assets measured at fair value on a recurring basis comprised the following at September 30, 2009:

(Dollars in thousands)
Description	Fair Value September 30, 2009	Fair Value Measurements at September 30, 2009 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$29,191	$11,568	$17,573	$50
Total	$29,191	$11,568	$17,573	$50

The investment securities measured at fair value utilizing Level 1 and Level 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations.  The fair values used by the Company are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.

The investment securities measured at fair value using Level 3 inputs are collateralized debt obligations, with a total book value of $50,000 for which there is not an active market.  The Company recorded an other than temporary impairment charge of $2.930 million in the first nine months of 2009.  The Company uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:
(Dollars in thousands)	Investment Securities
Balance, January 1, 2009	$-
Assets added during the period	368
Unrealized loss included in comprehensive income	318
Balance, September 30, 2009	$50

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value in accordance with the provisions of generally accepted accounting principles.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At September 30, 2009, impaired loans with an aggregate outstanding principal balance of $47.9 million were measured and reported at a fair value of $45.7 million.  During the three months and nine months ended September 30, 2009, the Company recognized losses on impaired loans of $710 thousand and $7.362 million, respectively, through the allowance for loan losses.

Other real estate owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

(Dollars in thousands)
Description	Fair Value September 30, 2009	Fair Value Measurements at September 30, 2009 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$45,661	$-	$41,000	$4,661
Other real estate owned	14,198	-	14,198	-
Total	$59,859	$-	$59,859	$-

The following table presents the fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$10,785	$10,785	$16,700	$16,700
Federal funds sold	33,775	33,775	21,811	21,811
Investment securities	29,228	29,228	39,738	39,738
Loans, net	266,272	260,947	301,945	305,257
Accrued interest receivable	1,295	1,295	1,349	1,349

Financial liabilities:
Deposits	$327,030	$328,995	$340,980	$343,084
Other borrowings	30,000	30,594	40,000	40,019
Subordinated debentures	8,764	5,258	8,764	2,918
Accrued interest payable	1,456	1,456	2,102	2,102

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

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB established the Codification as the source of authoritative GAAP for companies to use in the preparation of financial statements. Securities and Exchange Commission (SEC) rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted the Codification, as required, in third quarter 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new Accounting Standards Codification (ASC) structure.

On June 12, 2009, the FASB issued two new accounting standards: SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which will amend FASB ASC 860-10, “Transfers and Servicing,” and FASB ASC 810-10, “Consolidation of Variable Interest Entities (“VIE”).”  Among other things, SFAS 166 eliminates the concept of a qualified special purpose entity (“QSPE”). As a result, existing QSPEs generally will be subject to consolidation in accordance with the guidance provided in SFAS 167.

SFAS 167 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS 167 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  Pacific State Bancorp will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required.  Management believes that the adoption of these new ASCs will not materially impact financial statements of the Company.

On May 28, 2009, the FASB issued FASB ASC 855-10 (FAS 165).  Under FASB ASC 855-10 (FAS 165), companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  ASC 855-10 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  ASC 855-10 also requires entities to disclose the date through which subsequent events have been evaluated.  ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009.  Pacific State Bancorp adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Pacific State Bancorp’s financial statements taken as a whole.  The Company evaluated all events or transactions that occurred from September 30, 2009 to November 13, 2009, the date the Company issued these financial statements.

On April 1, 2009, the FASB issued FASB ASC 805-10 (FAS 141R), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“ASC 805-10”).  ASC 805-10 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  ASC 505-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of Pacific State Bancorp adopting ASC 805-10 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

FASB ASC 820-10 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820-10 also provides guidance on identifying circumstances that indicate a transaction is not orderly.   The provisions of ASC 820-10 were adopted by the Company on June 30, 2009 and did not have a significant effect on the Company’s financial position or results of operations.

FASB ASC 825-10 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.   The provisions of ASC 825-10 were adopted by the Company on June 30, 2009 and the required disclosures are presented in Note 10.

FASB ASC 320-10 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of ASC 320-10 were adopted by the Company on June 30, 2009.  Management has determined that there was no material effect on the Company’s financial position or results of operations from the adoption of the standards.

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

When the Company uses in this Quarterly Report the words “anticipate”, “estimate”, “expect”, “project”, “intend”, “commit”, “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of the uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many factors that will determine these results and values are beyond the Company’s ability to control or predict.  For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Annual Report on Form 10-K.

OVERVIEW

The 2009 third quarter net loss of $7.874 million compares to a net loss of $1.209 million for the third quarter of 2008.  The increased net loss for the third quarter 2009 compared to the third quarter of 2008 was primarily related to a deferred tax valuation allowance recorded in 2009 of $6.978 resulting in third quarter tax expense of $6.259 million compared to a tax benefit of $1.838 million recorded in 2008.  During the third quarter of 2009, the Company experienced increased credit costs associated with deteriorated credit quality and an elevated level of nonperforming assets.  Decreased credit quality led the Company to record $1 million in provision for loan losses for the third quarter of 2009 compared to $600 thousand recorded for the same time period in 2008.  The elevated level of nonperforming assets led to a decrease of net interest income of $906 thousand for the third quarter of 2009, compared to the same time period in 2008.  In addition to increased credit costs, the Company recorded an other than temporary impairment charge on an investment security in the amount of $746 thousand for the third quarter 2009 related to a pooled trust preferred security which has experienced significant deferrals and defaults.  This compares to an other than temporary impairment charge of $6.498 million recorded in the third quarter of 2008 which was related to Fannie Mae and Freddie Mac preferred stock holdings.  The third quarter of 2008 also benefited from a nontaxable gain on bank owned life insurance of $2.574 million which was not received in 2009.

The Company recorded a net loss of $12.733 million for the first nine months of 2009, compared to net income of $464 thousand for the same time period in 2008.  The decrease in net income in 2009 compared to the first nine months of 2008 was primarily driven by significant increases in the provision for loan losses of $4.742 million, increase in tax expense of $3.467 million, other real estate expense of $2.315 million, a $2.574 million gain on bank owned life insurance recorded in 2008 which did not occur in 2009 and a decrease in net interest income of $2.300 million.  The decrease in performance is primarily related to deterioration in credit quality throughout 2009 which was the result of a longer and deeper than normal recessionary cycle.  The recessionary cycle drove down real estate valuations and economic activity within the Company’s service area, creating difficulty for the Company’s borrowers to repay loans.

Despite the current economic difficulties, the Company is noticing signs of moderation in loan delinquencies and the appearance of price stabilization in residential real estate prices in its service area.  In addition to the moderating loan delinquencies and price stabilization in the residential real estate market, the Company has been successful at improving its net interest margin in the third quarter of 2009 compared to the second quarter of 2009 by 33 basis points.  While the improvement in the net interest margin in the third quarter of 2009 over second quarter 2009 was significant, the net interest margin remains at historically depressed levels and further improvement is expected if credit quality does not deteriorate further.

The annualized loss on average assets was 7.89% for the three month period ended September 30, 2009 compared to an annualized loss on average assets of 1.11% for the same period in 2008.  The annualized loss on average equity was 136.29% for the three month period September 30, 2009 compared to a loss on annualized average equity of 13.57% for the same period in 2008. The loss on average assets and loss on average equity in the third quarter 2009 compared to the same time period in 2008 is primarily attributable to the larger net loss recorded for the third quarter of 2009 and a reduced asset and equity base in the period in which the losses resulted.

The annualized loss on average assets was 4.18% for the nine month period ended September 30, 2009 compared to an annualized return on average assets of 0.14% for the same period in 2008.  The annualized loss on average equity was 66.91% for the nine month period September 30, 2009 compared to a return on annualized average equity of 1.76% for the same period in 2008. The loss on average assets and loss on average equity compared to a return on average assets and average equity for the same time period in 2008 is primarily attributable to the net loss recorded for the first nine months of 2009 compared to net income in 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The 2009 third quarter net loss of $7.874 million compares to a net loss of $1.209 million for the third quarter of 2008.  The increased net loss for the third quarter 2009 compared to the third quarter of 2008 was primarily related to a deferred tax valuation allowance recorded in 2009 of $6.978 resulting in third quarter tax expense of $6.259 million compared to a tax benefit of $1.838 million recorded in 2008.  During the third quarter of 2009, the Company experienced increased credit costs associated with deteriorating credit quality and an elevated level of nonperforming assets.  Decreased credit quality led the Company to record $1 million in provision for loan losses for the third quarter of 2009 compared to $600 thousand recorded for the same time period in 2008.  The elevated level of nonperforming assets, decreased level of earning assets and decreased rate earned on earning assets offset by a decrease in interest-bearing deposits and decreased rate paid on those deposits led to a decrease of net interest income of $906 thousand for the third quarter of 2009, compared to the same time period in 2008.  In addition to increased credit costs, the Company recorded an other than temporary impairment charge on an investment security in the amount of $746 thousand for the third quarter 2009 related to a pooled trust preferred security which has experienced significant deferrals and defaults.  This compares to an other than temporary impairment charge of $6.498 million recorded in the third quarter of 2008 which was related to Fannie Mae and Freddie Mac preferred stock holdings.  The third quarter of 2008 also benefited from a nontaxable gain on bank owned life insurance of $2.574 million which was not received in 2009.

Net interest income before provision for loan losses

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$4,633	$6,321	$(1,688)	(26.7)%
Interest on Federal funds sold	23	85	(62)	(72.9)
Interest on investment securities	322	542	(220)	(40.6)
Total interest income	4,978	6,948	(1,970)	(28.4)

Interest expense:
Interest on deposits	1,541	2,587	(1,046)	(40.4)
Interest on other borrowings	237	216	21	9.7
Interest on subordinated debentures	58	97	(39)	(40.2)
Total interest expense	1,836	2,900	(1,064)	(36.7)
Net interest income before provision for loan losses	$3,142	$4,048	$(906)	(22.4)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of an increased level of nonaccrual loans and nonperforming assets.  Increased levels of nonaccrual loans have the effect of reducing loan yields over the time period.  Increased levels of nonaccrual loans coupled with decreasing market rates charged on loan balances have caused the yields earned on the loan portfolio to decrease from 7.75% for the third quarter of 2008 to 6.61% for the third quarter of 2009.  The yield earned on all interest earning assets in the third quarter of 2009 totaled 5.79% compared to 7.03% for the same time period in 2008.  In addition to the decrease in yields earned on assets, total average earning assets decreased $51.931 million to $341.112 million for the third quarter of 2009 from $393.043 million for the same time period in 2008.  The decrease in average earning assets occurred primarily in the loan portfolio where average balances decreased $46.328 million or 14.3% to $278.220 million in the third quarter of 2009 from $324.548 million for the same time period in 2008.

The net interest margin for the three months ended September 30, 2009 decreased 45 basis points to 3.65%, from 4.10% for the same period in 2008.  The decrease in interest income described above was offset by a decrease in the level of funding and rate paid for the funding of assets during the third quarter of 2009 compared to the same time period in 2008.  The cost of funding in the third quarter of 2009 totaled 2.32% compared to 3.49% in the third quarter of 2008.  The cost of funding decreased primarily because of decreased market rates paid for deposits and borrowings during the third quarter of 2009 compared to the same time period in 2008.  In addition to decreased rates paid on deposits, the average balance on which interest was paid decreased by $16.644 million to $313.643 million for the third quarter of 2009 from $330.287 million for the same period in 2008.  The decrease was primarily attributable to a decrease of $28,166,000 in time deposits to $187.137 million for the third quarter of 2009 from $215.303 million for the same time period in 2008.

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

PACIFIC STATE BANCORP
Yield Analysis
	For Three Months Ended September 30,
(Dollars in thousands)	2009			2008
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$278,220	$4,633	6.61%	$324,548	$6,321	7.75%
Investment securities(2)	33,182	322	3.85%	50,733	541	4.24%
Federal funds sold	29,710	23	0.31%	17,752	85	1.90%
Interest bearing deposits in banks	-	-	-	10	1	40.22%
Total average earning assets	$341,112	$4,978	5.79%	$393,043	$6,948	7.03%

Non-earning assets:
Cash and due from banks	11,809			13,343
Bank premises and equipment	30,315			15,450
Other assets	18,835			16,615
Allowance for loan loss	(5,940)			(3,784)
Total average assets	$396,131			$434,666

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$63,359	$157	0.98%	$73,380	$427	2.31%
Savings	24,384	68	1.11%	6,108	8	0.52%
Time deposits	187,137	1,316	2.79%	215,303	2,152	3.98%
Other borrowings(3)	38,763	295	3.02%	35,496	313	3.51%

Total average interest-bearing liabilities	$313,643	$1,836	2.32%	$330,287	$2,900	3.49%

Noninterest-bearing liabilities:
Demand deposits	55,409			64,817
Other liabilities	4,157			4,119
Total average liabilities	373,209			399,223
Shareholders' equity	22,922			35,443
Total average liabilities and shareholders' equity	$396,131			$434,666

Net interest income		$3,142			$4,048

Net interest margin(4)			3.65%			4.10%

(1)	Net loan (costs) fees included in loan interest income for the three month periods ended September 30, 2009 and 2008 amounted to $(64,000) and $307,000, respectively.
(2)             Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)             Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:

	Three Months ended September 30,
	2009 over 2008
	Net
	Change	Rate (1)	Volume (2)
(In thousands)

Interest Income:
Loans and leases	$(1,688)	$(786)	$(902)
Investment securities	(219)	(32)	(187)
Federal funds sold	(62)	(119)	57
Interest bearing deposits in banks	(1)	-	(1)
Total interest income	$(1,970)	$(937)	$(1,033)

Interest Expense:
Interest-bearing demand	$(270)	$(212)	$(58)
Savings	60	36	24
Time deposits	(836)	(554)	(282)
Other borrowings	(18)	(47)	29
Total interest expense	$(1,064)	$(777)	$(287)
Net interest income	$(906)	$(160)	$(746)

(1)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.
(2)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.

Provision for loan losses

The Company recorded $1 million in provision for loan losses for the three month period ended September 30, 2009, an increase of $400,000 from $600,000 for the same period in 2008.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest (loss) income

During the three months ended September 30, 2009, the total non-interest loss was $345 thousand.  This non-interest loss compares to non-interest loss of $2.937 million for the comparable period in 2008.  The primary reason for the non-interest loss in the third quarter of 2009 was the other than temporary impairment charge of $746 thousand that was recorded during the period.  In the third quarter of 2008, the Company experienced an other than temporary impairment charge of $6.498 million and a gain on bank owned life insurance of $2.574 million which was not repeated in 2009.  The Bank has also experienced a decline in service charges and other income.  The decline in service charges of $45 thousand is primarily related to decreased deposit activity.  The decrease in other income of $109 thousand was related to a decrease in prepayment fees and bank owned life insurance income compared to the same time period in 2008.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, other real estate, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended September 30, 2009 was $3.412 million compared to $3.558 million for the same period in 2008, representing a decrease of $146 thousand or 4%. The decrease is primarily the result of cost cutting by the Company coupled with the cutting of director fees.  For further information on other real estate please see the section titled "Other real estate owned" included in this report. The decrease in occupancy was primarily related to moving from a leased facility to an owned facility.  Furniture and equipment expense decrease is attributable to a decreased level of assets added during the quarter and the full depreciation of other assets.

The following table sets forth a summary of non-interest expense for the three month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(In thousands)	2009	2008	Dollar Change	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$1,359	$1,398	$(39)	(3)%
Occupancy	281	316	(35)	(11)
Furniture and equipment	237	259	(22)	(8)
Other real estate	186	-	186	N/A
Other expenses	1,349	1,585	(236)	(15)
Total non-interest expenses	$3,412	$3,558	$(146)	(4)%

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities, Company owned life insurance  and the deferred tax asset valuation allowance.  During the third quarter of 2009 the Company recorded a deferred tax valuation allowance.  The result of the valuation allowance was to increase the tax provision by $6.978 million.  For the third quarter of 2009 the Company recorded tax expense of $6.259 million on a pretax loss of $1.615 million.  The Company’s effective tax rate for the three month period ended September 30, 2008 resulted in a benefit of 60.3% of pretax loss.  The benefit recorded for 2008 was impacted by the gain on company owned life insurance of $2.574 million which was a nontaxable gain.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The Company recorded a net loss of $12.733 million for the first nine months of 2009, compared to net income of $464 thousand for the same time period in 2008.  The decrease in net income in 2009 compared to the first nine months of 2008 was primarily driven by significant increases in the provision for loan losses of $4.742 million, increase in tax expense of $3.467 million, other real estate expense of $2.315 million, a $2.574 million gain on bank owned life insurance recorded in 2008 which did not occur in 2009 and a decrease in net interest income of $2.300 million.  The decrease in performance is primarily related to deterioration in credit quality throughout 2009 which was the result of a longer and deeper than normal recessionary cycle.  The recessionary cycle drove down real estate valuations and economic activity within the Company’s service area, creating difficulty for the Company’s borrowers to repay loans.

Net interest income before provision for loan losses

	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$14,398	$18,998	$(4,600)	(24)%
Interest on Federal funds sold	55	341	(286)	(84)
Interest on investment securities	1,255	2,144	(889)	(41)
Total interest income	15,708	21,483	(5,775)	(27)

Interest expense:
Interest on deposits	5,126	8,245	(3,119)	(38)
Interest on other borrowings	854	1,064	(210)	(20)
Interest on subordinated debentures	213	359	(146)	(41)
Total interest expense	6,193	9,668	(3,475)	(36)
Net interest income before provision for loan losses	$9,515	$11,815	$(2,300)	(19)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of an increased level of nonaccrual loans and nonperforming assets.  Increased levels of nonaccrual loans have the effect of reducing loan yields over the time period.  Increased levels of nonaccrual loans coupled with decreasing market rates charged on loan balances have caused the yields earned on the loan portfolio to decrease from 7.81% for the first nine months of 2008 to 6.54% for the first nine months of 2009.  The yield earned on all interest earning assets in the first nine months of 2009 totaled 5.87% compared to 7.24% for the same time period in 2008.  In addition to the decrease in yields earned on assets, total average earning assets decreased $38.487 million to $357.794 million for the first nine months of 2009 from $396.281 million for the same time period in 2008.  The decrease in average earning assets occurred primarily in the loan portfolio where average balances decreased $30.817 million or 9.5% to $294.187 million in the first nine months of 2009 from $325.004 million for the same time period in 2008.

The net interest margin for the nine months ended September 30, 2009 decreased 42 basis points to 3.56%, from 3.98% for the same period in 2008.  The decrease in interest income described above was offset by a decrease in the level of funding and rate paid for the funding of assets during the first nine months of 2009 compared to the same time period in 2008.  The cost of funding in the first nine months of 2009 totaled 2.58% compared to 3.86% for the same time period in 2008.  The cost of funding decreased primarily because of decreased market rates paid for deposits and borrowings during the first nine months of 2009 compared to the same time period in 2008.  In addition to decreased rates paid on deposits and borrowings, the average balance on which interest was paid decreased by $14.061 million to $320.675 million for the first nine months of 2009 from $334.736 million for the same period in 2008.  The decrease was attributable to a decrease of $22.665 million in time deposits to $191.918 million for the first nine months of 2009 from $214.583 million for the same time period in 2008.

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

PACIFIC STATE BANCORP
Yield Analysis
	For Nine Months Ended September 30,
(Dollars in thousands)	2009			2008
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$294,187	$14,398	6.54%	$325,004	$18,998	7.81%
Investment securities(2)	37,859	1,255	4.43%	49,956	2,100	5.62%
Federal funds sold	25,748	55	0.29%	19,930	341	2.29%
Interest bearing deposits in banks	-	-	-	1,391	44	4.23%
Total average earning assets	$357,794	$15,708	5.87%	$396,281	$21,483	7.24%

Non-earning assets:
Cash and due from banks	11,939			13,435
Bank premises and equipment	24,271			14,956
Other assets	19,126			16,194
Allowance for loan loss	(6,186)			(3,609)
Total average assets	$406,944			$437,257

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$67,416	$550	1.09%	$70,421	$1,215	2.30%
Savings	15,973	128	1.07%	5,623	22	0.52%
Time deposits	191,918	4,448	3.10%	214,583	7,008	4.36%
Other borrowings(3)	45,368	1,067	3.14%	44,109	1,423	4.31%
Total average interest-bearing liabilities	$320,675	$6,193	2.58%	$334,736	$9,668	3.86%

Noninterest-bearing liabilities:
Demand deposits	56,546			63,101
Other liabilities	4,281			4,245
Total average liabilities	381,502			402,082
Shareholders' equity	25,442			35,175
Total average liabilities and shareholders' equity	$406,944			$437,257

Net interest income		$9,515			$11,815

Net interest margin(4)			3.56%			3.98%

(1)	Net loan (costs) fees included in loan interest income for the nine month periods ended September 30, 2009 and 2008 amounted to $(110,000) and $677,000, respectively.
(2)	Not computed on a tax-equivalent basis.
(3)	For the purpose of this table the interest expense related to the Company’s junior subordinated debentures is included in other borrowings.
(4)	Net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense, for the nine month periods indicated and the change attributable to variance in volume and rates:

	Nine Months ended September 30,
	2009 over 2008
	Net
	Change	Rate (1)	Volume (2)
(In thousands)

Interest Income:
Loans and leases	$(4,600)	$(2,799)	$(1,801)
Investment securities	(845)	(336)	(509)
Federal funds sold	(286)	(386)	100
Interest bearing deposits in banks	(44)	-	(44)
Total interest income	$(5,775)	$(3,521)	$(2,254)

Interest Expense:
Interest-bearing demand	$(665)	$(613)	$(52
Savings	106	66	40
Time deposits	(2,560)	(1,820)	(740)
Other borrowings	(356)	(397)	41
Total interest expense	$(3,475)	$(2,764)	$(711)
Net interest income	$(2,300)	$(757)	$(1,543)

(1)	The rate change in net interest income represents the change in rate multiplied by the current year’s average balance.
(2)	The volume change in net interest income represents the change in average balance multiplied by the current year’s rate.

Provision for loan losses

The Company recorded $6.152 million in provision for loan losses for the nine month period ended September 30, 2009, an increase of $4,742,000 from $1.410 million for the same period in 2008.  The increase in the provision is based on management’s assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company’s loan portfolio composition and non-performing assets are further discussed under the “Financial Condition” section below.

Non-Interest (loss) income

During the nine months ended September 30, 2009, the total non-interest loss was $1.658 million.  This non-interest loss compares to non-interest loss of $1.868 million for the comparable period in 2008.  The primary reason for the non-interest loss in the first nine months of 2009 was the other than temporary impairment charge of $2.930 million that was recorded during the period.  In the first nine months of 2008, the Company experienced an other than temporary impairment charge of $6.498 million and a gain on bank owned life insurance of $2.574 million which was not repeated in 2009.  The Bank has also experienced a decline in service charges and other income.  The decline in service charges of $185 thousand is primarily related to decreased deposit activity.  The decrease in other income of $94 thousand was related to a decrease in prepayment fees and bank owned life insurance income compared to the same time period in 2008.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, professional fees, appraisal fees, directors’ fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the nine months ended September 30, 2009 was $11.776 million compared to $8.878 million for the same period in 2008, representing an increase of $2.898 million or 33%. The increase is primarily the result of expenses related to other real estate of $2.315 million in the first nine months of 2009 and no expense related to other real estate in the first nine months of 2008.  For further information on other real estate please see the section titled "Other real estate owned" included in this report.  The decrease in occupancy was primarily related to moving from a leased branch facility to an owned branch facility.  Furniture and equipment expense increase is attributable to increased costs of maintaining facilities and the addition of the new branch located at 1547 East March Lane, Stockton. The increase in other expense of $676 thousand is primarily the result of increased legal fees associated with loan collection and increased FDIC assessments of $635 thousand.

The following table sets forth a summary of non-interest expense for the nine month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(In thousands)	2009	2008	Dollar Change	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$3,829	$3,948	$(119)	(3)%
Occupancy	832	881	(49)	(6)
Furniture and equipment	708	633	75	12
Other real estate	2,315	-	2,315	N/A
Other expenses	4,092	3,416	676	20
Total non-interest expenses	$11,776	$8,878	$2,898	33%

Income Taxes

The Company’s provision for income taxes includes both federal income and state franchise taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes.  The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities, Company owned life insurance  and the deferred tax asset valuation allowance.  During the first nine months of 2009 the Company recorded a deferred tax valuation allowance.  The result of the valuation allowance was to increase the tax provision by $6.978 million.  For the first nine months of 2009 the Company recorded tax expense of $2.662 million on a pretax loss of $10.071 million.  The Company’s effective tax rate for the nine month period ended September 30, 2008 resulted in a benefit of 236% of pretax loss.  The benefit recorded for 2008 was impacted by the gain on company owned life insurance of $2.574 million which was a nontaxable gain.

FINANCIAL CONDITION

Total assets at September 30, 2009 were $384.888 million, a decrease of $36.565 million or 9%, from the $421.453 million at December 31, 2008.  The contraction in assets was primarily in the Company’s loan portfolio and securities portfolio with pay downs being retained in federal funds sold.  The reduction in the size of the loan portfolio is primarily the result of assets being reclassified to other real estate, charge-offs and pay downs.  The investment portfolio decreased as a result of large principal pay downs in the mortgage backed section of the portfolio and the other than temporary impairment charges in 2009.  Pay downs have occurred as interest rates for mortgages have declined and borrowers prepay their mortgages at a faster rate.  Other assets declined $8.475 million primarily due to the valuation allowance recorded against deferred tax assets.  The Company had recorded $8.930 million in deferred tax assets at December 31, 2008 and had recorded $890 thousand at September 30, 2009.  The remainder of the balance sheet continued on a flat trend.

The Company experienced a decrease in deposits primarily in non-interest bearing deposits.  Non-interest bearing deposits decreased $11,261,000 or 16.1% to $58,613,000 at September 30, 2009 from $69,874,000 at December 31, 2008.  The decrease in non-interest bearing deposits is primarily the result of a large upward fluctuation in customer deposits at the end of 2008 which subsequently decreased in the first quarter of 2009.  The Company also experienced a decrease in interest-bearing deposits of $2.689 million or 1% from $271.106 million at December 31, 2008 to $268.417 million at September 30, 2009.  The decrease in interest-bearing deposits was primarily related to a reduction in rates paid for interest-bearing deposits and customer diversification of their deposit balances to other institutions in order to take advantage of FDIC insurance coverage.  The reduction in rates resulted in rate sensitive customers placing deposits elsewhere.  In addition, heightened media coverage of bank failures has led some customers to diversify their deposits to multiple institutions, leading to withdrawals of uninsured balances.  The decrease in deposits has been funded by a reduction in the loan and investment portfolios.  The Company has also reduced its borrowings by $10 million due to a maturity which was not renewed.  On September 30, 2009 the Bank utilized $28,789,000 in brokered deposits compared to $2,500,000 at December 31, 2008.

Loan portfolio composition

The Company concentrates its lending activities primarily within Calaveras, San Joaquin, Stanislaus, Tuolumne and Alameda Counties.

The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and real estate values. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

The following table illustrates loan balances and percentage changes from December 31, 2008 to September 30, 2009 by loan category:

(Dollars in thousands)	September 30, 2009	December 31, 2008	Dollar Change	Percentage Change
Commercial	$72,470	$81,284	$(8,814)	(10.8)%
Agricultural	9,583	13,153	(3,570)	(27.1)
Real estate - commercial mortgage	155,570	135,013	20,557	15.2
Real estate – construction	20,253	64,762	(44,509)	(68.7)
Installment	13,735	13,609	126	0.9
Gross loans	$271,611	$307,821	$(36,210)	(11.8)%

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley.  The Bank has experienced contraction in its commercial, agricultural, construction and installment segments of the loan portfolio.  The contraction in these segments reflects the weak economic environment and customer deleveraging which continued from 2008 through the first nine months of 2009.  The real estate construction segment has been reduced significantly due to the completion of construction projects and a permanent loan being extended, pay downs on completed projects and foreclosure of certain projects which have been reclassified to other real estate owned.  The real estate commercial mortgage segment has increased primarily through permanent financing loans extended to completed construction projects already financed through the Bank.

Nonperforming loans

The Company’s level of nonperforming loans declined significantly in the first nine months of 2009.  There were loans in the amount of $23,560,000 on nonaccrual at December 31, 2008.  During the first nine months of 2009 the Company either foreclosed on collateral of nonperforming loans resulting in an increase in other real estate owned or charged-off the loan balance.  At September 30, 2009 the Company had loans in the amount of $11,803,000 on nonaccrual.  The forgone interest related to the loans on nonaccrual totaled $596,000 for the first nine months of 2009.  The Company held an average of $14,682,000 on nonaccrual for the nine month period ended September 30, 2009.  At present, management believes that the level of allowance of 2.07% of total loans at September 30, 2009 compared to 1.95% at December 31, 2008 is sufficient to provide for both specifically identified and probable losses.

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

The adequacy of the ALL is calculated upon two components. First, is the credit risk rating of the loan portfolio, including all outstanding loans and leases.  Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money.  Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the Company. Secondly, established specific reserves are available for individual loans currently deemed to be impaired. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. Any loan that has been assigned a specific reserve is removed from the calculation related to the first component of the ALL.

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The following table summarizes the activity in the ALL for the periods indicated:
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Beginning Balance:	$5,716	$3,427	$6,019	$3,948
Provision for loan losses	1,000	600	6,152	1,410
Charge-offs:
Commercial	1,042	-	2,533	1,290
Real Estate	-	-	3,893	-
Other	53	135	210	190
Total Charge-offs	1,095	135	6,636	1,480
Recoveries:
Commercial	-	-	-	13
Real Estate	4	-	88	-
Other	-	-	2	1
Total Recoveries	4	-	90	14
Net Charge-offs	1,091	135	6,546	1,466
Ending Balance	$5,625	$3,892	$5,625	$3,892
ALL to total loans	2.07%	1.19%	2.07%	1.19%
Net Charge-offs to average loans-annualized	1.56%	0.05%	2.97%	0.49%

Other real estate owned

At December 31, 2008, the Company had $2,029,000 invested in properties acquired through foreclosure.  In the first nine months of 2009, the Company foreclosed on nine more properties totaling $15,063,000. The Company received proceeds of $2,118,000 on properties sold during the first nine months of 2009, recorded impairment on properties previously recorded into other real estate of $724,000 and recorded a loss on the sale of other real estate of $52,000.  At September 30, 2009, the carrying value of all properties was $14,198,000. These properties were carried at the lower of cost or their estimated market value, as evidenced by an independent appraisal less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company’s recorded investment in the related loan, a charge is made to the allowance for loan losses. If the value of the property is subsequently determined to be less than the recorded investment in the property, an impairment on the property is recorded.  No assurance can be given that the Company will sell the properties during 2009 or at any time or for an amount that will be sufficient to recover the Company’s investment in these properties.

Investment securities

Investment securities decreased $10,510,000 to $29,228,000 at September 30, 2009, from $39,738,000 at December 31, 2008.  The decrease was the result of activity related to mortgage backed security principle payments, asset allocation management, funds reinvestment and the other than temporary impairment charge recorded in the second and third quarters.  Federal funds sold increased $11,964,000 to $33,775,000 at September 30, 2009, from $21,811,000 at December 31, 2008.  The increase in federal funds sold was primarily the result of a decrease in the investment and loan portfolios offset by a decrease in deposit balances.

The Company’s investment in U.S. Treasury securities decreased to 17% of the investment portfolio at September 30, 2009 compared to 23% at December 31, 2008.  Obligations of U.S. Agencies increased to 7% of the investment portfolio at September 30, 2009, and were not part of the portfolio at December 31, 2008.  The Company’s investment in mortgage backed securities decreased to 55% of the investment portfolio at September 30, 2009 compared to 59% at December 31, 2008.  The Company’s investment in corporate bonds decreased to 10% of the investment portfolio at September 30, 2009 compared to 10% at December 31, 2008. Tax-exempt municipal obligation bonds increased to 11% at September 30, 2009 compared to 8% of the investment portfolio at December 31, 2008.

Deposits

Total deposits were $327.030 million as of September 30, 2009, a decrease of $13.95 million or 4.1% from the December 31, 2008 balance of $340.980 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits increased to 24.7% of total deposits up from 20.5% at December 31, 2008.  Money market and savings accounts increased to 20.1% of total deposits from 18.8% at December 31, 2008.  Time deposits decreased to 55.2% of total deposits from 60.7% at December 31, 2008.  During the nine months ended September 30, 2009, the Company increased its reliance on brokered deposits as a source of funding by $26,289,000 from $2,500,000 at December 31, 2008 to $28,789,000 at September 30, 2009.  The Company will only be able to utilize the brokered deposit market in the future to replace maturing deposits if, at the time, the Company is considered well capitalized by regulatory standards.  Approximately $20 million of the brokered deposits have maturities beyond two years from the end of the period.

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

CAPITAL RESOURCES

Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive.  Historically, capital has been generated principally from the retention of earnings, stock offerings, issuance of junior subordinated debentures and grants of stock options.

The recent losses incurred have reduced the Company’s Risk-Based Capital level to adequately capitalized. The Company is in the process of developing a Capital Plan to return the Company to a well capitalized status. The Risk-Based Capital computations for the Company are complex and are impacted by operating losses and various limitations including loan loss reserves which are limited to 1.25% of risk-based assets as well as deferred income taxes which generally cannot exceed 10% of Tier 1 risk-based capital.

At September 30, 2009 shareholders’ equity was $15,243,000 compared with $27,284,000 at December 31, 2008. Changes within shareholders’ equity reflect decreases from the net loss during the first nine months of 2009, stock based compensation expense, and a decrease in unrealized losses on available for sale securities.

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

As of September 30, 2009 the most recent notification by the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.

The Company’s and the Bank’s risk-based capital ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2009	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$28,600	9.2%	$24,984	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$21,802	7.0%	$12,492	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$21,802	5.5%	$15,817	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$28,655	9.2%	$24,962	8.0%	$31,203	10.0%
Tier 1 capital (to risk-weighted assets)	$24,731	7.9%	$12,481	4.0%	$18,722	6.0%
Tier 1 capital (to average assets)	$24,731	6.3%	$15,793	4.0%	$19,742	5.0%

December 31, 2008:
Company:
Total capital (to risk-weighted assets)	$41,903	11.5%	$29,143	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$37,336	10.3%	$14,562	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$37,336	8.6%	$17,310	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$41,275	11.3%	$29,107	8.0%	$36,384	10.0%
Tier 1 capital (to risk-weighted assets)	$36,708	10.1%	$14,554	4.0%	$21,830	6.0%
Tier 1 capital (to average assets)	$36,708	8.7%	$16,819	4.0%	$21,023	5.0%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $73.8 million or 19.2% of total assets at September 30, 2009 compared to $78.2 million or 18.6% of total assets at December 31, 2008. The Company expects that its primary source of liquidity will be acquisition of deposits and wholesale borrowing arrangements.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the nine months ended September 30, 2009 compared to December 31, 2008 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2008 Annual Report to Shareholders filed as an exhibit with the Company’s 2008 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company’s projected net interest income sensitivity analysis based on period-end data:

(Dollars in thousands)	September 30, 2009
Change in Rates	Adjusted Net Interest Income	Percent Change From Base

Up 300 basis points	$14,037	5.4%
Up 200 basis points	13,804	3.7%
Up 100 basis points	13,567	1.9%
Base Scenario	13,316	-
Down 100 basis points	13,304	(0.1)%
Down 200 basis points	13,374	(0.4)%
Down 300 basis points	$13,448	(1.0)%

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

ITEM 4T. CONTROLS AND PROCEDURES

The information required by this item is included in Item 4 above.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program ~ the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.  Effective October 1, 2009 the FDIC extended the unlimited deposit insurance under the Temporary Liquidity Guarantee Program until June 30, 2010.  After expiration, customers which had previously been covered under the insurance may lose coverage and could decide to withdraw deposits.

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

On October 3, 2008, the Troubled Asset Relief Program ("TARP") was signed into law. TARP gave the United States Treasury Department ("Treasury") authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury's stock, restrictions on the payment of common stock dividends, redemption provisions which (during the first three years) permit redemption only with the proceeds of high-quality private capital, restrictions on stock repurchase programs, and restrictions on executive compensation. The Bank is not a participant in the TARP program, but could face increased competition from financial institutions which do participate.

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

Pacific State Bancorp
Date: November 13, 2009	By: /S/ Rick D. Simas
Rick D. Simas
President and Chief Executive Officer

Pacific State Bancorp
Date: November 13, 2009	By:/S/ Justin R. Garner
Justin R. Garner
Vice President and Chief Financial Officer