Form 10-K
period 2009-12-31
PACIFIC STATE BANCORP
filed 2010-04-16
CIK 1169424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2009

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $4,615,525 as of June 30, 2009 which was calculated based on the last reported sale of the Company's Common Stock on June 30, 2009.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Common stock, no par value 3,722,198 shares outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2009 (Part II)

PACIFIC STATE BANCORP
STOCKTON, CALIFORNIA
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2009
PART I
ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS
Certain statements discussed or incorporated by reference in this Annual Report including, but not limited to, information concerning possible or assumed future results of operations of the Company set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements, which are based on management's beliefs and assumptions and on information currently available to management, and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Many of these factors are beyond the Company’s ability to control or predict.  Investors are cautioned not to put undue reliance on any forward-looking statements.  In addition, the Company does not have any intention or obligation to update forward-looking statements contained in this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all references to the "Company" refer to Pacific State Bancorp, a California corporation

GENERAL DESCRIPTION OF BUSINESS
Pacific State Bancorp (the “Company”) is a holding company with one bank subsidiary, Pacific State Bank, (the “Bank”), and two unconsolidated subsidiary grantor trusts, Pacific State Statutory Trusts II and III.  Pacific State Bancorp commenced operations on June 24, 2002 after acquiring all of the outstanding shares of Pacific State Bank.  The Bank is a California state chartered bank formed November 2, 1987. The Bank is a member of the Federal Reserve System. The Bank’s primary source of revenue is interest on loans to customers who are predominantly small to middle-market businesses and middle-income individuals.  Pacific State Statutory Trusts II and III are unconsolidated, wholly owned statutory business trusts formed in March 2004 and June 2007, respectively for the exclusive purpose of issuing trust preferred securities.

The Bank conducts a general commercial banking business, primarily in the five county regions that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties.  The Bank offers commercial banking services to residents and employers of businesses in the Bank’s service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company as of March 31, 2010 had 89 employees, including 41 officers. The Bank does not engage in any non-bank lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office and one branch located at 1899 W. March Lane, in Stockton, California; additional branches are located in Stockton and in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Tracy and Hayward, California.

Pacific State Bancorp common stock trades on the NASDAQ Capital Market under the symbol of “PSBC”.

RECENT DEVELOPMENTS

     The Company has been adversely impacted by the continuing deterioration in the California real estate market. The Company incurred a net loss of $22.4 million for the year ended December 31, 2009 and $5.2 million for the year ended December 31, 2008. Shareholders’ equity has decreased from $27.3 million or 6.47% of total assets at December 31, 2008 to $5.7 million or 1.54% of total assets at December 31, 2009. The net losses in 2009 were due primarily to a provision for loan losses of $15.4 million, a valuation allowance for deferred taxes of $8.4 million for the year ended December 31, 2009 and an increase in nonperforming assets which has reduced the Company’s net interest income.
Further, the Company’s financial condition has adversely affected funding sources during the past quarter and caused withdrawals of deposits and reductions in borrowing arrangements. As a result of the losses, the Company is deemed to be “under capitalized” as of December 31, 2009. These conditions create an uncertainty about the Company’s ability to continue as a going concern. The consolidated financial statements set forth in the Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to repay the outstanding principal balance of its debt or from any regulatory action, either of which would affect its ability to continue as a going concern.
On November 10, 2009, the Company received a notice from the Nasdaq Global Market stating that the Company no longer met the $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Listing Rule 5450 (a)(1). This notice did not result in an immediate delisting of the Company’s common stock from the Nasdaq Global Select Market, as a grace period of 180 calendar days or until May 10, 2010, is provided under the listing rules. However, we elected to apply to transfer listing to the NASDAQ Capital Market as set forth in Listing Rule 5505.  As a result of such transfer, the Company became eligible for an additional 180 calendar day grace period. The requirements for initial listing on the Nasdaq Capital Market include a minimum market value of publicly held shares of $15 million, which the Company does not currently meet. We are working diligently to attempt to retain listing of the Company’s common stock on Nasdaq. We believe that improved financial performance that results in an increased stock price, much closer to the Company’s tangible book value, is the best potential solution for regaining compliance with the minimum bid requirement. However, there can be no assurance that our financial performance will improve during the 180 day grace period. If at any time during this grace period the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. Also, see “Risk Factors” below.
On February 18, 2010, the Company and the Bank consented to enter into a written agreement with the Federal Reserve Bank of San Francisco (the “FRBSF”) and the State of California Department of Financial Institutions (the “CDFI”) as follow-up to an examination of the Bank (the “Written Agreement”).
A copy of the Written Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2010, and is incorporated herein by this reference.  The description provided below of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such Written Agreement and is qualified in its entirety by reference to the Written Agreement filed with this Current Report.
Among other things, the Written Agreement provides that the Company and the Bank shall submit to the FRBSF and the CDFI their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan and lease losses, to improve the Bank’s earnings and overall condition, improve management of the Bank’s liquidity position and funds management practices and update its capital plan in order to maintain sufficient capital at the Company and the Bank.  The Written Agreement also restricts the Company and the Bank from making the payment of dividends, any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the FRBSF. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the FRBSF at least quarterly.
The Directors of the Company and the Bank have recognized and agree with the goal of financial soundness represented by the Written Agreement and have confirmed the intent of the Directors and senior management of the Company and the Bank to diligently seek to comply with all requirements (including timelines) specified in the Written Agreement.
We believe that making the improvements in our operations required by the Written Agreement will enhance our financial performance.  However, there can be no assurance that these results will follow as a result of our actions, or that we will be able to make the changes required by the Written Agreement.  Among other things, compliance with the Written Agreement may be more time consuming or expensive than anticipated, the objectives set forth in the Written Agreement may take longer to achieve than we would hope or expect and we may not be able to increase our capital consistent with the revised capital plan to be submitted.  Our efforts to comply with the Written Agreement may have adverse effects on our operations and financial condition for reasons we cannot currently anticipate.  Also, the conditions of the economy nationally and in California, the capital markets and the real estate markets may impair the likelihood of success of the remedial actions we are attempting to take.
As a result of being undercapitalized under the prompt corrective action rules, the Bank is subject to certain regulatory restrictions. These include, among others, that the Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter to exceed its average total assets during the preceding calendar quarter and may not acquire a business, establish or acquire a branch office or engage in a new line of business.
As a result of the Written Agreement, we are actively seeking additional capital either directly through the sale of securities or indirectly through the merger with another bank or financial institution (which could be accompanied by a financing). We expect that any sale of securities would most likely be through a private placement to institutional investors.  While we have had discussions with various financing sources and potential merger partners, at the date of this Report we have no agreements for any such transaction. Any merger or financing could involve a change of control of the Company.
Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices exercising the contractual right to defer the interest on the junior subordinated debentures, taking a number of actions to contain costs, continuing to reduce its lending exposure, and increasing the borrowing line at the Federal Reserve Bank’s discount window in an amount up to approximately $38 million.
If the Bank is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Written Agreement discussed above.  As a result, the FRBSF, CDFI or the FDIC may take further enforcement action, including placing the Bank into receivership. If the Bank is placed into FDIC receivership, it is likely that the Bank would be required to cease operations and liquidate. If the Bank were to liquidate it is unlikely that there would be any assets available to the holders of the common shareholders of the Company. See Risk Factors below.

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

In order to realize our objectives, we have taken and will continue to take steps to improve our capital accounts. Since mid-2009, we have taken actions to bolster our capital ratios, in an effort to protect the Bank and the Company. The actions taken include, among others, the exercise of our right to defer payment of interest on our junior subordinated debentures in September, 2009, a significant reduction in loan growth and cost cutting to the extent possible as we seek to achieve compliance with regulatory requirements (see “Recent Developments” below). In addition, we are focused on reductions in certain non-interest expenses and improvement in non-interest income, in an effort to increase profitability. Although we do not believe we currently have the ability to raise new capital through a public offering at an acceptable price, we continue to evaluate alternative capital strengthening strategies, and are currently working on initiatives to strengthen our capital position including the possibility of entering into a business combination with a strategic partner, significantly reducing asset size through loan sales or entering into a transaction with a private equity group. However, there can be no assurance that our pursuit of such strategic alternatives will result in the Company pursuing any particular transaction or strategy, or if it pursues any such transaction or strategy, that it will be completed or be successful.

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

The Company may make capital distributions (dividends in cash or property, or repurchases of capital stock) subject to the California General Corporation Law and the policies, rules and regulations of the FRB. Under the California General Corporation Law, the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). The FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and that the prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

The ability of the Company to pay dividends will depend upon its cash resources. The Company’s principal source of income consists of dividends and cash distributions from the Bank. As a California-chartered bank, without the approval of the California DFI, the Bank may pay dividends in an amount that does not exceed the lesser of its retained earnings or its net income for the last three fiscal years. Under regulations of the FDIC, the Bank may not make a capital distribution without prior approval of the FDIC if it would be undercapitalized, significantly undercapitalized or critically undercapitalized under the Prompt Corrective Action Rules. Additionally, as a result of entering into the Written Agreement, the Company may not make a capital distribution without the prior approval of the FRBSF and the CDFI.  See “Recent Developments” below.

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

Prompt Corrective Action regulations (the “PCA Regulations”) of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio.  Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution.  The Bank is currently classified as an “under capitalized” bank pursuant to the PCA regulations.  As of December 31, 2009, the Bank’s total risk-based capital ratio (approximately 6.7%) and its leverage ratio (approximately 4.1%) are considered undercapitalized by PCA Regulations.

Holding Company Liability.
Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve policy, we may not be inclined to provide it. As discussed above, under the “Prompt Corrective Action” rules,  a bank holding company in certain circumstances also could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks. In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

FEDERAL DEPOSIT INSURANCE
The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2013.  Additionally, the Bank has elected to participate in those provisions of the FDIC’s Transaction Account Guarantee Program that provide additional insurance coverage on non-interest bearing deposit transaction accounts.  Under this program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 25 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.  See information under the caption “Liquidity and Market” in the Company’s 2009 Annual Report to Shareholders, which information is incorporated herein by this reference.

On February 27, 2009, the FDIC issued a press release with attached final rule dated February 26, 2009, which established increased assessment rates effective as of April 1, 2009 and included adjustments to improve differentiation of risk profiles among institutions.  Based upon the announced increase in assessments for insured financial institutions in 2009 as described above and the continuing adverse economic conditions impacting financial institutions generally which may necessitate further increases in assessments, the Bank anticipates that such assessments will have a significantly greater impact upon operating expenses in 2010 compared to 2009.

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

Temporary Liquidity Guarantee Program. Among other programs and actions taken by the U.S. Treasury and other regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP is comprised of the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009.  For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2014, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2010.  The Bank opted to participate in the TAGP.

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. Participants in the DGP are charged an annualized fee ranging from 50 basis points to 100 basis points (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. The Bank is authorized to participate in the DGP and can apply to issue approximately $ 1,700,000 of qualifying senior debt securities covered by the DGP.  As of December 31, 2009, the Bank has no senior unsecured debt outstanding. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis points fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

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

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the Federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. Since the Bank determined not to participate in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are not applicable to the Bank.

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

ABS fundings will be held monthly beginning on March 25, 2009 through March 2010, or longer if the TALF is extended. The loan asset classes may be expanded in the future to include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pacific State Bank.  Significant intercompany transactions and balances have been eliminated in consolidation.  For financial reporting purposes, the Company's investment in Pacific State Statutory Trusts II and III ("Trusts") are accounted for under the equity method and are included in accrued interest receivable and other assets in the consolidated balance sheet.  The subordinated debentures issued and guaranteed by the Company and held by the Trusts are included as subordinated debentures in the consolidated balance sheet.

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

RECLASSIFICATIONS
Certain reclassifications have been made to prior years' balances to conform to classifications used in 2009.

CASH AND CASH EQUIVALENTS
For the purpose of the statement of cash flows, cash, due from banks and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one-day periods.

INVESTMENT SECURITIES
Investment securities are classified into the following categories:

• Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.
• Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  The Company did not have any investments classified as trading at December 31, 2009 or 2008.  All transfers between categories are accounted for at fair value. There were no transfers between categories in 2009 or 2008.
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
The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as an impairment.  The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2009 and 2008, there were no such loans being accounted for under this policy.

LOAN SALES AND SERVICING
The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

Government Guaranteed Loans
Included in the loan portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), Farmer Mac and USDA Business and Industry.  The guaranteed portion of these loans may be sold to a third party, with the Company retaining the unguaranteed portion.  The Company generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.  The Company may be required to refund a portion of the sales premium if the borrower defaults or prepays within ninety days of the settlement date.  At December 31, 2009, there were no premiums subject to these recourse provisions.
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
The Company serviced government-guaranteed loans for others totaling $48,327,000 and $53,112,000 as of December 31, 2009 and 2008 respectively.

Servicing Rights
Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold with servicing rights retained are recognized as separate assets or liabilities.  Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense.  Servicing assets are periodically evaluated for impairment.  Servicing rights were not significant at December 31, 2009 and 2008.

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
While management uses the best information available on which to base estimates, future adjustments to the allowance for credit losses may be necessary if the economic conditions, particularly in the Stockton Markets and San Joaquin County, differ substantially from the assumptions used by management. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examination.
This allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after net charge-offs and loan growth.  The allowance for loan losses at December 31, 2009 and 2008, respectively, reflects management's estimate of probable losses in the portfolio.

Allowance for Losses Related to Undisbursed Loan and Lease Commitments
The Bank maintains a separate allowance for losses related to undisbursed loan and lease commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan and lease loss methodology to an estimate of the expected usage of undisbursed commitments for each loan or lease type. The allowance totaled $67,000 and $222,000 at December 31, 2009 and 2008, respectively, and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

OTHER REAL ESTATE
Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Company's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  A valuation allowance for selling and administration costs associated with the liquidation of the property is recorded and maintained subsequent to foreclosure of the property.  The allowance is established through a provision for losses on other real estate which is included in other expenses.  Subsequent gains or losses on sales or permanent impairment charges are recorded in other income or expenses as incurred.  At December 31, 2009 the Company has $10,934,000 in other real estate and $2,029,000 in other real estate at December 31 2008.

PREMISES AND EQUIPMENT
Premises and equipment are carried at cost.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of premises are estimated to be ten to thirty-nine years.  The useful lives of furniture, fixtures and equipment are estimated to be three to fifteen years.  Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.
The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

GOODWILL AND INTANGIBLE ASSETS
As a result of the Company's 2002 acquisition of the Stockton branch of California Bank & Trust, the Company recognized a core deposit intangible asset of $448,000 and goodwill of $718,000.  The core deposit intangible has been fully amortized and will no longer impact the Company’s financial statements.  Goodwill is not amortized, but is measured for impairment on an annual basis.  At December 31, 2009 management has determined that the goodwill previously recorded can no longer be supported and has recognized an impairment charge of $718,000, or the entire balance of the goodwill.  As of December 31, 2008 the Company had a balance of $718,000 of goodwill recorded.

INCOME TAXES
The Company and its subsidiaries file consolidated tax returns. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to Management’s judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties are recognized as a component of income tax expense.
On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
Management continually evaluates the ability of the Company to ultimately realize deferred tax assets currently recorded.  If management determines that it is more likely than not that the deferred tax assets can ultimately be realized, no valuation allowance is recorded.  If management determines that it is not more likely than not that the deferred tax assets will be realized, a valuation allowance is recorded against the future tax benefits that management believes will not be realized.  As of December 31, 2009, the Company has recorded a valuation allowance of $8,404,000 against deferred tax assets.  As of December 31, 2008 and December 31, 2007 the Company did not record a valuation allowance against deferred tax assets.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  The Company had a net loss for 2009 and 2008; therefore all stock options are antidilutive.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock splits and dividends and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

STOCK-BASED COMPENSATION
At December 31, 2009, the Company had one shareholder approved stock-based compensation plan which is described more fully in Note 11.  The Company accounts for its stock based compensation plan in accordance with FASB ASC 718, Stock Compensation, using the modified prospective transition method.  Under that transition method, compensation cost recognized in fiscal years 2006, 2007, 2008 and 2009 includes: (a) compensation cost for all share-based payments vesting during 2006, 2007, 2008 and 2009 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all share-based payments vesting during 2006, 2007, 2008 and 2009 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  For further information on grants and vesting please refer to Note 11.  Compensation cost is recognized net of estimated forfeitures.  Results for prior periods have not been restated.
As a result of applying ASC 718, the Company recorded an expense of $56,000 in 2009, $270,000 in 2008 and $309,000 in 2007.

Determining Fair Value
The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, the level of expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options. The expected term of the options represents the period that the Company's share-based awards are expected to be outstanding based on the terms of the optionee’s employment agreement and position within the Company, previous option activity, the number of shares currently owned and the expected time of when those options would be exercised. The Company has not paid cash dividends. The Company estimates the forfeiture rate in calculating the compensation expense to be insignificant.  The Company did not grant any stock options in 2009 or 2008.  In 2007 the Company granted 30,000 stock options using a risk free rate of 4.98%, volatility rate of 34.79% and forfeiture rate of 2%.  This resulted in a fair market value under the Black-Scholes-Merton model of $9.22 per option.

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

Going Concern Uncertainty

The consolidated financial statements contained in the Company’s Annual Report to Shareholders for 2009, which information is incorporated herein by this reference, have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As a result, the consolidated financial statements do not include any adjustments that may result from the outcome of any regulatory action or the Company’s or the Bank’s inability to meet its existing debt obligations. The Bank has recently incurred significant operating losses, experienced a significant deterioration in the quality of its assets and become subject to enhanced regulatory scrutiny. These factors, among others, were deemed to cast significant doubt on the Company’s and the Bank’s ability to continue as a going concern. If the Company cannot continue to operate as a going concern, it is likely that shareholders will lose all or substantially all of their investment in the Company.

The Company is actively pursuing a broad range of strategic alternatives, including a capital infusion or a merger, in order to address any doubt related to the Company’s ability to continue as a going concern. There can be no assurance that the pursuit of strategic alternatives will result in any transaction, or that any such transaction will allow the Company’s shareholders to avoid a loss of all or substantially all of their investment in the Company. The pursuit of strategic alternatives may also involve significant expenses and management time and attention.

Additional Capital

The Company needs to raise additional capital to meet the higher minimum capital levels that the Bank and Company are obligated to maintain under the Consent with the CDFI.  As of December 31, 2009, the Bank was considered “under capitalized” under the prompt corrective action rules of the Federal Deposit Insurance Corporation (“FDIC”).  In addition, should the Company’s current rate of operating losses continue or should the Company’s asset quality erode and require significant additional provision for credit losses, resulting in additional net operating losses, the Company’s capital levels will decline further and it will need to raise more capital to satisfy its regulatory capital requirements. The Company’s ability to raise additional capital depends on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance. Accordingly, the Company cannot be certain of its ability to raise additional capital on acceptable terms, or at all. If the Company cannot raise additional capital, its results of operations and financial condition could be materially and adversely affected, and it may be subject to further supervisory action. See “Regulatory Risk.” In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

Regulatory Risk

During the fourth quarter of 2009, the Company and the Bank entered into the Written Agreement with the FRB and the CDFI.  See “Recent Developments” for the discussion of the terms of the Written Agreement.   Additionally,  on April 15, 2010, the Bank  executed a Waiver and Consent to an Order of the CDFI (the “Consent”)  requiring the Bank, within 90 days of the effective date of the Order, to increase and to maintain tangible capital at a level equal to 10% of assets.  The effective date will be the date that the CDFI executes the Order per se.   As of December 31, 2009, the Bank had a  ratio of tangible capital  to assets  of 3.9%, which was not sufficient to meet the higher level that the Bank would be obligated to maintain under the Consent.  As a result, if  within 90 days of the effective date of the Order the Bank cannot comply with the Consent provisions, the Bank may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

In addition, due to the ongoing economic downturn and the resultant deterioration in the Central California commercial real estate and commercial business markets and adverse impact on the Bank’s loan portfolio and financial results, the Company and the Bank’s conduct of their business may be the subject of additional regulatory actions and face further limitations on their business. Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against the Company and Bank could include the issuance of a cease-and-desist order, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver for the Bank, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution- affiliated parties, and the enforcement of such actions through injunctions or restraining orders. The imposition of any such enforcement actions would likely have an adverse effect on the Company’s and the Bank’s results of operations, financial condition and business.

No Assurance of Profitability

The Company incurred a net loss of $22.4 million, or $6.02 per diluted common share, for the year ended December 31, 2009, primarily due to a $15.4 million provision for loan losses, a $718 thousand charge for goodwill impairment and the establishment of a $8.4 million net deferred tax asset valuation allowance. Although the Company has taken a significant number of steps to reduce its credit exposure, the Company likely will continue to incur credit costs throughout 2010, which Management anticipates will continue to adversely impact the Company’s overall financial performance and results of operations. There can be no assurance that the Company will achieve profitability in the future.

Change in Capital Classification
As of December 31, 2009, the Company and the Bank were no longer classified as “well capitalized” under generally applicable regulatory guidelines.  In addition, the Company and the Bank do not presently meet this standard and there is a substantial risk that the Company and the Bank will fail to meet such requirements in future periods unless the Company is successful in executing on its three-year capital and strategic plan. The Bank’s regulatory capital position has reduced such that it was classified as ”under capitalized,” thereby causing it to be unable to renew the use of brokered deposits as a source of funds. A “well capitalized” institution may accept brokered deposits without restriction. An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits. Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be “well capitalized,” the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable. Since the Bank’s level of deposits are being reduced, due to the lack of a full brokered deposit waiver and by the interest rate limits on brokered or solicited deposits, Management anticipates that the Bank will reduce its assets and, most likely, curtail its lending activities. Other possible consequences of classification as an “under capitalized” institution include the potential for increases in borrowing costs and terms from the Federal Home Loan Bank (“FHLB”) and other financial institutions and increases in FDIC insurance premiums. Such changes could have a material adverse effect on the Company’s results of operations, financial condition and business.

Dividends from the Bank

The principal source of funds from which the Company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As a result of entering into the Written Agreement, it is also restricted, without prior approval from the FRB and the CDFI, from paying dividends to the Company.

Deferral of Interest on Trust Preferred Securities

In the third quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $8.5 million of junior subordinated notes relating to its trust preferred securities. During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes. As a result of the Company’s deferral of interest on the junior subordinated notes, it is likely that the Company will not be able to raise funds through the offering of debt securities until the Company becomes current on those obligations or those obligations are restructured. This deferral may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all. As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position. In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the indenture agreements governing such notes and the amount due under such agreements would be immediately due and payable.

Continued Listing on The NASDAQ Global Select Market
The Company’s common stock is listed on The NASDAQ National Market. The listing standards of The NASDAQ Capital Market provide, among other things, that a company may be delisted if its market value of its publicly held share do not equal $15 million and the bid price of its stock drops below $1.00 for a period of 30 consecutive business days, the shares may be delisted. The market value of the Company’s shares do not equal $15 million and the closing price of the Company’s common stock was $0.37 per share on March 31, 2010 and $0.51 on February 28, 2010. If the Company fails to comply with the listing standards applicable to issuers listed on the NASDAQ Capital Market, the Company’s common stock may be delisted from the NASDAQ Capital Market. The delisting of the Company’s common stock would significantly affect the ability of investors to trade the Company’s securities and would likely reduce the liquidity and market price of the Company’s common stock. In addition, the delisting of the Company’s common stock could also materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by customers and employees and the loss of institutional investor interest in the Company’s common stock.

Liquidity Risk

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance the Company’s activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Bank’s business activity due to a market downturn, adverse regulatory action against the Company or the Bank,  an increase in costs of capital in financial capital markets, or a decrease in depositor or investor confidence in the Bank. The Bank’s ability to acquire deposits or borrow could also be impaired by factors that are not specific to the Company, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by financial institutions in the domestic and worldwide credit markets deteriorates.

The expiration of the FDIC’S TAG program in December may cause depositors to reduce the size of their deposits with us.

In October 2008, the FDIC announced its TAG Program as part of the TLG Program. The TAG Program guarantees full deposit insurance coverage of non-interest bearing transaction accounts until December 31, 2010, regardless of the dollar amount and in addition to the standard FDIC insurance. The current expiration of the TAG Program is anticipated to be the Bank’s most significant liquidity risk in the near term and mitigating the liquidity impact of such an event remains a priority. As of December 31, 2009, the Company had 49 deposit accounts with balances greater than $250,000 participating in the TAG Program providing unlimited insurance coverage for a total of $26 million in deposits. The TAG Program is due to expire December 31, 2010.  If the TAG Program is not extended again by the FDIC, we could experience withdrawals by account holders of any amounts they have on deposit in excess of the amount then insured by the FDIC. Even if the FDIC decides to extend the TAG Program again, it could do so on terms that makes the program unavailable to us or on terms that make the program less attractive for us to participate. Based on current liquidity sources, we anticipate that we will have adequate collateral and other sources of liquidity to meet those potential needs. However, it could require us to utilize the majority of our available liquidity and potentially utilize a portion of our borrowing capacity at the discount window. A significant decline in our deposits and/or an increase in collateral requirements could adversely affect our liquidity and financial position, and could adversely affect our business, results of operations, and prospects.

FDIC Premiums

FDIC insurance premiums increased substantially in 2009, and the Bank expects to pay significantly higher FDIC premiums in the future. The FDIC has recently been considering different methodologies by which it may increase premium amounts, because the costs associated with bank resolutions or failures have substantially depleted the Deposit Insurance Fund. In November 2009, the FDIC voted to require insured depository institutions to prepay slightly over three years of estimated insurance assessments. While the Bank was exempted from prepaying three years assessments, the increase in premiums significantly increased the Bank’s non-interest expense in 2009, and may continue to do so for the foreseeable future.

Reputation Risk

Reputation risk, or the risk to the Company’s earnings and capital from negative publicity or public opinion, is inherent in Company’s business. Negative publicity or public opinion could adversely affect the Bank’s ability to keep and attract customers and expose the Company to adverse legal and regulatory consequences. Negative public opinion could result from the Company’s actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Increased Likelihood of Class Action Litigation and Additional Regulatory Enforcement

The market price of the Company’s common stock has declined substantially over the past year. This decline could result in shareholder class action lawsuits, even if the activities subject to complaint are not unlawful, and even if the lawsuits are ultimately unsuccessful. Recent events in financial markets and negative publicity may result in more regulation and legislative scrutiny of the Company’s industry practices and may cause additional exposure to increased shareholder litigation and additional regulatory enforcement actions, which would adversely affect the Company’s business.

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

At December 31, 2009, approximately 6.5% of the Company's loan portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Stockton, California and San Joaquin County.  The Company has experienced a substantial decline in real estate values in the Company's primary market areas as a result of an economic downturn.  The Company’s management has been proactive in working with borrowers having problems repaying loans that have become delinquent or have the potential to become delinquent.  In most cases, collateral values are sufficient to repay outstanding principal and interest.  In the cases where collateral values have fallen short of the principle and interest owed on the loans, management has reserved for the estimated potential loss.  Other events including natural disasters such as earthquakes, fires, and floods could materially effect real estate values in the Company’s primary market areas. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

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
The Company holds additional premises under lease which are presented below:

•	In 2010, the Company entered into a 5-year lease for the building in Tracy.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to vote of the security holders during the fourth quarter of the period covered by this report.

Item (*)                      Executive Officers of the Registrant.
The following table presents certain information regarding the executive officers of the Company:
NAME	AGE	POSITION(S)	SINCE
Rick Simas	49	Principal Executive Officer	2008
Gary A. Stewart	60	Executive VP/CCO/Director	1996
Justin Garner	28	Vice President/CFO	2008
(*) Included pursuant to General Instruction (G)(3).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information under the caption “Market Price for Registrant’s Common Equity, Dividends and Related Stockholder Matters” in the Company’s 2009 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA

See information under the caption “Selected Financial Data” in the Company’s 2009 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

See information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s 2009 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK.

See information under the caption “Liquidity and Market Risk” and “Net Interest Income Simulation” in the Company’s 2009 Annual Report to Shareholders which information is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Changes in Shareholders’ Equity, Consolidated Statement of Cash Flows and Notes to Consolidated Financial Statements, all contained in the Company’s 2009 Annual Report to Shareholders, which information is incorporated here by reference.

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

There were no significant changes in the Company’s internal controls or in other factors during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III, Items 10, 11, 12, 13 and 14 (identified below) will be provided by amendment to this Form 10-K no later than April 30, 2010.  The Company’s definitive Proxy Statement is intended to be filed with the Securities and Exchange Commission in May, 2010 in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)
The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 2009, are filed and incorporated by reference in Item 8 of this report
.
(i)	Report of Independent Registered Public Accounting Firm, dated April 15, 2010.
(ii)	Consolidated Balance Sheet, December 31, 2009 and 2008.
(iii)	Consolidated Statement of Operations: Years ended December 31, 2009, 2008 and 2007.
(iv)	Consolidated Statement of Changes in Shareholders’ Equity: Years ended December 31, 2009, 2008 and 2007.
(v)	Consolidated Statement of Cash Flows: Years ended December 31, 2009, 2008 and 2007.
(vi)	Notes to Consolidated Financial Statements.

(2)	All Schedules have been omitted because they are not applicable or not required or because the information is included in the financial statements or the notes thereto or is not material.

(3)	Exhibits filed with this report are listed in the Index to Exhibits below, which is incorporated herein by reference.

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

Date:           April 15, 2010                                                                PACIFIC STATE BANCORP

By: /s/ Rick Simas
Rick Simas
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:           April 15, 2010                                                                By: /s/ Rick Simas
Rick Simas
Chief Executive Officer/President

Date:           April 15, 2010                                                                By:/s/ Justin Garner
Justin Garner
Vice President/Chief  Financial Officer

Date:           April 15, 2010                                                                By: /s/ Michael L. Dalton
Michael L. Dalton
Director and Chairman of the Audit Committee

Date:           April 15, 2010                                                                By: /s/ Maxwell Freeman
Maxwell Freeman
Director

Date:           April 15, 2010                                                                By: /s/ Harold Hand
Harold Hand
Director and Chairman of the Board

Date:           April 15, 2010                                                                By: /s/ Patricia A. Hatton
Patricia A. Hatton
Director and Chairperson of the Director Loan Committee

Date:           April 15, 2010                                                                By: /s/ Yoshikazu Mataga
Yoshikazu Mataga
Director

Date:           April 15, 2010                                                                By: /s/ George M. Schofield
                         George M. Schofield
                 Director

Date:           April 15, 2010                                                                By: /s/ Gary A. Stewart
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

10.1		Lease Agreement for Main Office. Incorporated by reference from Exhibit 10.1 filed with the S-4.
10.2		Lease Agreement for Lodi Office. Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
10.3		Lease Agreement, Tracy Branch Office. Incorporated by reference from Exhibit 10.3 filed with the S-4.
104.1	*	Form of Salary Continuation Agreement. Incorporated by reference from Exhibit 10.5.1 to the 2005 10-K .
10.4.2	*	Form of Split Dollar Agreement. Incorporated by reference from Exhibit 10.5.2 to the 2005 10-K .
10.5	*	1997 Stock Option Plan. Incorporated by reference from Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.
13		The portions of the Pacific State Bancorp 2009 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the Commission.
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Principal Executive Officer (section 302 of Sarbanes-Oxley Act).
31.2		Certification of the Chief Financial Officer (section 302 of Sarbanes-Oxley Act).
32.1		Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act.
32.2		Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act
*		Denotes management contract or compensatory arrangement