Form 10-K/A
period 2009-12-31
PACIFIC STATE BANCORP
filed 2010-04-29
CIK 1169424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ____________________

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
Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes [] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information  statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Form 10-K of Pacific State Bancorp (the “Company”) for the Fiscal Year Ended December 31, 2009 filed on April 16, 2010 (the “Original Filing”) is being filed for the purposes of including the information required in PART III of the report.

This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The table below provides information concerning the Board of Directors of Pacific State Bancorp.  Names are listed in alphabetical order by last name.

Name	Age	Director Since	Principal Occupation for the past five years
Michael L. Dalton, C.P.A.	63	1987	Certified Public Accountant, Certified Financial Planner and Registered Investment Adviser
Maxwell M. Freeman	72	2000	Attorney – Freeman, D'Aiuto, Pierce, Gurev, Keeling & Wolf , Stockton, California
Harold Hand, M.D.	72	1987	Physician practicing ophthalmology. Owner and operator of the Advanced Vision Institute, Inc. and staff member of Dameron Hospital
Patricia A. Hatton, M.D	60	1988	Physician practicing obstetrics and gynecology
Yoshikazu Mataga	67	1987	Owner and operator of Stockton Pontiac-Cadillac and GMC Truck
George M. Schofield, C.P.A.	71	2009	Certified Public Accountant and financial consultant for Wine Industry
Rick D. Simas	49	2009	President and Chief Executive Officer of Bancorp and Bank
Gary A. Stewart	60	1998	Executive Vice President and Chief Credit Officer of Bancorp and Bank
Kathleen M. Verner	67	1988	Co-owner and Vice President of Verner Construction Company (residential and commercial development firm)

The following members of the Board of Directors, comprising more than a majority, have been determined by the Board to be “independent” in accordance with Marketplace Rule 4200(A)(15) of the NASD: Michael L. Dalton, C.P.A., Maxwell Freeman, Harold Hand, M.D., Patricia A. Hatton, M.D., Yoshikazu Mataga, George Schofield, C.P.A. and Kathleen M. Verner.

The table below provides information concerning the Named Executive Officers of Pacific State Bancorp.

Name	Age	Position Held Since	Position
Rick D. Simas	49	2008	President and Chief Executive Officer of Bancorp
Gary A. Stewart	60	1991	Executive Vice President and Chief Credit Officer of Bancorp
Justin R. Garner	28	2008	Vice President and Chief Financial Officer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Bancorp’s directors, executive officers and ten percent or more shareholders of Bancorp’s equity securities, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and reports of changes of ownership of Bancorp’s equity securities.  Officers, directors and ten percent or more shareholders are required by regulation to furnish Bancorp with copies of all Section 16(a) forms they file. To Bancorp’s knowledge, based solely on review of the copies of such reports furnished to Bancorp, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to Bancorp’s directors, executive officers, and beneficial owners of 10% or more of Bancorp’s equity securities appear to have been met with the exception of Kathleen M. Verner.  Mrs. Verner, through verbal correspondence, has indicated that she has sold approximately 166,540 shares of common stock in 2009 without filing the proper forms with the SEC or the Bancorp.

The Board of Directors and Committees

Meetings of the Board of Directors

Bancorp's Board of Directors held 12 meetings during 2009. The following members of the Board of Directors, comprising more than a majority, have been determined by the Board to be “independent” in accordance with Marketplace Rule 4200(A)(15) of the NASD: Michael L. Dalton, Maxwell Freeman, Harold Hand, M.D., Patricia A. Hatton, M.D., Yoshikazu Mataga, George M. Schofield and Kathleen M. Verner. Independent members of the Board met together in four regularly scheduled meetings during 2009 at which only independent directors were present.  In addition to meeting as a group to review Bancorp's business, members of the board of directors served on certain standing committees. During 2009, all directors of Bancorp, with the exception of Mrs. Verner and Mr. Freeman, attended more than 75% of the aggregate of the number of meetings held by the board of directors and of all committee meetings on which he or she served.

Committees of the Board of Directors

The Board has four standing committees: an Audit Committee, a Personnel/Compensation Committee, a Loan Committee, and a Corporate Governance and Nominating Committee.  Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2009 is set forth below.

Audit Committee and Audit Committee Financial Expert

The Audit Committee held 12 meetings during 2009. The Audit Committee consists of the following members of Bancorp’s Board of Directors:  Michael A. Dalton, Chairman, Yoshikazu Mataga, Patricia Hatton and George M. Schofield. Michael A. Dalton, CPA is the designated audit committee financial expert.  This designation is based upon his experience as a certified public accountant.   Each of the members of the Committee is independent as defined under Rule 4200(a)(15), meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act (subject to the exemptions provided in Rule 10A-3(c)), has not participated in the preparation of the financial statements of Bancorp or any of its current subsidiaries at any time during the past three years, and is able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement. The Board has adopted a written charter to govern the Committee’s operations which complies with the requirements of Marketplace Rule 4350(d)(1).  The Audit Committee’s Charter provides that the Committee must pre-approve services to be performed by the Bank’s independent public accountants.  Additionally, the Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

The Committee’s responsibilities include providing advice with respect to Bancorp’s financial matters and assisting the Board of Directors in discharging its responsibilities regarding corporate accounting. The Committee’s primary responsibilities are to: (1) serve as an independent and objective party to monitor Bancorp’s financial reporting process and internal control system; (2) review and evaluate the audit efforts of Bancorp’s independent accountants and internal auditor; (3) evaluate Bancorp’s quarterly financial performance as well as its compliance with laws and regulations; (4) oversee management’s establishment and enforcement of financial policies and business practices; and (5) facilitate communication among the independent accountants, financial and senior management, counsel, the internal auditor and the Board of Directors.

Code of Ethics

The Board has also adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code, which complies with the definition of a "code of ethics" under section 406(c) of the Sarbanes-Oxley Act of 2002 and the requirements of Marketplace Rule 4350(n), is available upon request to any stockholder.  Requests should be addressed in writing to Rick D. Simas, Chief Executive Officer, Pacific State Bancorp, 1899 W. March Lane, Stockton, CA 95207.

ITEM 11.  EXECUTIVE COMPENSATION.

Personnel/Compensation Committee

 The Personnel Committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of the Bank’s senior management (management is not compensated for their service to the Company), evaluating the performance of senior management and, either as a committee or together with the other independent members of the Board, determining and approving the compensation level for the Chief Executive Officer, and making recommendations regarding compensation of other executive officers and certain compensation plans to the Board. The Compensation Committee does not presently operate pursuant to a written charter. However, the Bank’s Board has adopted a staffing and compensation policy with respect to Bank employees.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee include Michael L. Dalton, Dr. Harold Hand and Yoshikazu Mataga, all of whom, the Board determined to be “independent directors” as defined in Rule 4200(a)(15) of the NASD.  The Compensation Committee met two times in 2009.

Summary Compensation Table (2009)

The following table includes information concerning compensation for the one year period ended December 31, 2009 in reference to the named executive officers of the Company.

	Year	Salary		Bonus (1)		Option Awards		Change in Net Preset Value of Pension Benefits		All Other (2)		Total
Rick D. Simas President and Chief Executive Officer (3)	2009 2008 2007	$ $ $	196,483 112,500 110,438	$ $ $	- - 2,000	$ $ $	- 19,000 22,680	$ $ $	17,674 15,541 13,609	$ $ $	20,318 51,683 31,530	$ $ $	234,475 198,724 180,257
Gary A. Stewart Executive Vice President and Chief Credit Officer	2009 2008 2007	$ $ $	193,500 191,625 186,490	$ $ $	- 25,000 60,000	$ $ $	- 68,907 82,688	$ $ $	96,780 85,120 74,566	$ $ $	18,663 21,678 27,419	$ $ $	308,943 392,330 431,163
Justin R. Garner Vice President and Chief Financial Officer (4)	2009 2008	$ $	135,000 95,000	$ $	- -	$ $	- -	$ $	- -	$ $	5,704 18,955	$ $	140,704 113,955
Steven A. Rosso President and Chief Executive Officer (5)	2008 2007	$ $	294,000 280,500	$ $	100,000 150,000	$ $	111,467 133,760	$ $	- 54,791	$ $	33,375 21,130	$ $	538,842 640,181
JoAnne C. Roberts Senior Vice President and Chief Financial Officer (6)	2008 2007	$ $	84,149 109,000	$ $	20,000 30,000	$ $	- 14,592	$ $	- 29,388	$ $	8,040 17,078	$ $	112,189 200,058

(1)	Bonuses paid in the first quarter based on prior year results.
(2)	Includes calculated value of personal use of bank automobile, personal benefit derived from club memberships, cash incentive programs and premiums paid for life insurance policies.
(3)	Rick D. Simas served in a different capacity with the Company until December 27, 2008 when he was appointed President of Pacific State Bank.
(4)	Justin R. Garner served in a different capacity with the Company until December 18, 2008, when he was named Chief Financial Officer of Pacific State Bank.
(5)	Steven A. Rosso resigned effective December 27, 2008.
(6)	JoAnne C. Roberts passed away on September 1, 2008.

Grants of Plan-Based Awards for 2009

There were no options granted during or for the calendar year ended December 31, 2009 to any of the executive officers listed in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2009

The following table includes certain information with respect to the value at the calendar year end December 31, 2009 of all unexercised options previously awarded to any of the executive officers named above.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexcercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	(Exercisable)	(Unexercisable)	Price ($)	Date
Rick D. Simas	2,800	-	$2.59	08/17/2010
President and	8,000	-	$3.75	01/17/2012
Chief Executive Officer	20,000	-	$7.50	10/13/2013
Gary A. Stewart
Executive Vice President	283	-	$3.73	03/01/2012
Chief Credit Officer	62,000	-	$7.50	10/13/2013

Option Exercises and Stock Vested in 2009

Named executive officers did not exercise any stock options in 2009.

Salary Continuation Agreements

In order to provide long-term incentive to selected senior executive officers, effective September 30, 2003, the Bank entered into Executive Salary Continuation Agreements (each an "SCA") with five current senior officers of the Company, including two of the named executive officers listed on the Summary Compensation Table, Rick D. Simas and Gary A. Stewart.

Benefits payable under the SCAs are intended by the Bank to be funded by single-premium life insurance policies that were purchased in connection with entering into the SCAs and of which the Bank is the owner and beneficiary. The cash surrender value of those policies was $7,030,000 at December 31, 2009.  Notwithstanding the existence of such policies of insurance, however, the SCAs create no rights or interests in the property or assets of the Bank; the sole obligation of the Bank under the SCAs is an unfunded and unsecured promise to pay money in the future, and the status of any person who may assert a claim pursuant to an SCA is that of an unsecured general creditor of the Bank.

Generally, each SCA provides the named executive officer with a specified annual money benefit (the "Annual Benefit") payable to the executive or to his named beneficiary or surviving spouse or estate, in that order, for a period of up to 20 years following the executive's retirement upon or after a specified retirement age. If the executive should die or become disabled prior to such specified retirement age, a percentage of the Annual Benefit (on a sliding upward scale depending upon the number of years which elapse between execution of the SCA and the executive's early death or disability) would be payable.

No Annual Benefit is payable if the executive's employment is terminated for cause or the executive voluntarily terminates his employment with the Company prior to his specified retirement age, but the full Annual Benefit is payable if the executive's employment with the Company is terminated by the Company without cause or, in the case of Mr. Simas or Mr. Stewart, in connection with a change in control of the Company.

Subject to such contingencies, the following table sets forth information regarding benefits payable under the SCAs which are currently in effect between the Company and the named executive officers in the Summary Compensation Table.

Name	Annual Benefit	Present Value of Accumulated Benefit	Payments During Last Fiscal Year	Years Required For Full Benefit	Years of Accredited Service	Year Annual Benefit Commences	Retirement Age

Rick D. Simas	$77,299	$106,743	-	10	5	March 2026	65
Gary A. Stewart	$93,253	$511,351	-	10	5	September 2015	65

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The table below shows the maximum incremental amounts that could be paid to the named executive officers upon a change in control or for termination without cause. The following information is based on (i) the executive's salary at December 31, 2009, and (ii) the assumption that the triggering event occurred on December 31, 2009.

Change in Control
	Severance Benefit	Vesting of Options	Salary Continuation	Total
Rick D. Simas	$250,000	$-	$291,168	$541,168
Gary A. Stewart	$-	$-	$783,834	$783,834

Termination Without Cause
	Salary	Vesting of Options	Salary Continuation	Total
Rick D. Simas	$-	$-	$291,168	$291,168
Gary A. Stewart	$-	$-	$783,834	$783,834

Board of Directors Compensation Table for 2009

Effective August, 2009, the non-employee directors suspended the receipt of a monthly cash retainer for service as a Director of the Bank.  A Director who is an officer of the Company or of a subsidiary is not compensated for his or her membership on the Board.

The following table provides compensation information for the one year period ended December 31, 2009 for each non-employee member of the Company’s Board of Directors as of that date.  Compensation information regarding the management directors, Gary A. Stewart and Rick D. Simas, is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Michael L. Dalton, C.P.A.	$24,500	-	-	$24,500
Maxwell M. Freeman	$24,500	-	-	$24,500
Harold Hand, M.D.	$24,500	-	-	$24,500
Patricia A. Hatton, M.D	$24,500	-	-	$24,500
Steven J. Kikuchi	$24,500	-	-	$24,500
Yoshikazu Mataga	$24,500	-	-	$24,500
Russell G. Munson	$24,500	-	-	$24,500
George G. Schofield	$14,000	-	-	$14,000
Kathleen M. Verner	$24,500	-	-	$24,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

Except as listed in the table below, management of Bancorp does not know of any person who owned beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of the Common Stock of Bancorp.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percentage of Ownership
Maxwell M. Freeman 1818 Grand Canal Boulevard Stockton, CA 95207	366,800(50,000)	9.72%
Harold Hand, M.D. 36 W. Yokuts, Suite 2 Stockton, CA 95207	335,188(50,000)	8.89%
Stephen G. Weyers PO Box 473 Folsom California 95763	186,482	5.01%
(1) The first number in this column indicates the total number of shares beneficially owned, including (if specified by the number in parenthesis) the numbers of shares which could be acquired by options exercisable within 60 days.

Options Outstanding and Available for Issuance at Year-End

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance under the Company’s 1997 Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	501,069	$7.40	0
Equity compensation plans not approved by security holders	None	NA	NA
Total	501,069	$7.40	0

Stock Ownership of Management

The following table lists the number and percentage of shares of Common Stock beneficially owned by each nominee and by the directors and principal officers of Bancorp as a group.  The table does not include 104,250 shares held beneficially by Bancorp officers as administrators of the Pacific State Bank Retirement 401(k) Plan.  None of the shares are pledged as security.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Michael L. Dalton, C.P.A.	106,956(34,136)	1,920	2.85%
Maxwell M. Freeman	366,800(50,000)	-	9.72%
Justin R. Garner	1,153	-	*
Harold Hand, M.D.	335,188(50,000)	19,680	8.89%
Patricia A. Hatton, M.D.	183,250(50,000)	28,616	4.86%
Yoshikazu Mataga	147,268(30,000)	-	3.92%
George M. Schofield, C.P.A	15,679	-	*
Rick D. Simas	32,159(30,800)	-	*
Gary A. Stewart	62,283(62,283)	-	1.65%
Kathleen M. Verner	25,000(20,000)	-	*
All directors, nominees and principal officers as a group (10 in all)(2)	1,274,583(330,219)	50,216	31.45%
(*) indicates less than 1%

(1) The first number in the first subcolumn indicates the total number of shares beneficially owned, including (as specified by the number in the parenthesis) the number of shares that could be acquired pursuant to stock options exercisable within 60 days.  Numbers in the second subcolumn indicate the number of shares (out of the total number of shares beneficially owned) as to which the person or group shares voting and/or investment power.
(2) Principal officers included are the President and Chief Executive Officer, Executive Vice President and Chief Credit Officer, and Vice President and Chief Financial Officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Some of the directors and officers of Bancorp and the companies with which those directors and officers are associated are customers of, and have had banking transactions with, Bancorp in the ordinary course of Bancorp's business, and Bancorp expects to have banking transactions with such persons in the future. In the opinion of Bancorp's management, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectability or present other unfavorable features.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The accounting firm of Perry-Smith LLP (“Perry-Smith”), registered public accountants, serves Bancorp as its auditors at the direction of the board of directors and Audit Committee of Bancorp.  It is anticipated that a representative of Perry-Smith will be present at the Annual Meeting with the opportunity to make a statement if he or she desires to do so and will be available to answer appropriate questions.

Audit Fees

The aggregate fees billed by Perry-Smith for professional services rendered for the audit of Bancorp’s annual financial statements for the fiscal year ended December 31, 2009 and for the reviews of the financial statements included in Bancorp’s Quarterly Reports on Form 10-Q for that fiscal year were $187,700; related fees for the year ended December 31, 2008 were $124,500.  These amounts represented 85% and 82%, respectively, of the total fee paid to Perry-Smith during these years.

Audit-Related Fees

The aggregate fees billed by Perry-Smith for audit related services rendered for technical accounting, consulting and research were $0 for the year ended December 31, 2009; related fees for the year ended December 31, 2008 were $0.

Tax Fees

The aggregate fees billed by Perry-Smith for all tax services rendered to Bancorp for the fiscal years ended December 31, 2009 and December 31, 2008 were $32,000 and $27,800 respectively.  Those amounts represented 15% and 18%, respectively of the total fees paid to Perry-Smith during these years.

All Other Fees

The aggregate fees billed by Perry-Smith for all other services rendered to Bancorp, other than the services described above, for the fiscal years ended December 31, 2009 and December 31, 2008 were $0.

Before each professional service provided by Perry-Smith was rendered to Bancorp, such service was approved by, and its effect upon Perry-Smith's independence was considered by, the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC STATE BANCORP

Date: April 29, 2010	By:	/s/ Rick D. Simas
Rick D. Simas
Chief Executive Officer

Date: April 29, 2010	By:	/s/ Justin R. Garner
Justin R. Garner
Chief Financial Officer