Form 10-K
PACIFIC STATE BANCORP
filed 2010-05-19
CIK 1169424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14(a) of the

 Securities Exchange Act of 1934

Filed by the Registrant            [X]

Files by a Party other than the Registrant            [  ]

Check the appropriate box:

[  ]    Preliminary Proxy Statement

[  ]    Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))

[X]    Definitive Proxy Statement

[  ]    Definitive Additional Materials

[  ]    Soliciting Material Pursuant to Section 240.14a-12

PACIFIC STATE BANCORP

_____________________________________________________________________________________________

(Name of Registrant as Specified In Its Charter)

_____________________________________________________________________________________________

(Name of Person(s) Filing Proxy Statement, if other than the Registrant

Payment of Filing Fee (Check the appropriate box):

[X]    No fee Required.

[  ]    Fee computed on the table below per Exchange Act Rules 14a-6(i)(1) and 0-11.

1)	Title of each class of securities to which transaction applies:

2)	Aggregate number of securities to which transaction applies:

3)	Per unit price of other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

4)	Proposed maximum aggregate value of transaction:

5)	Total fee paid:

[  ]    Fee paid previously with preliminary materials.

[  ]    Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

1)	Amount Previously Paid:

2)	Form, Schedule or Registration Statement No.:

3)	Filing Party:

4)	Date Filed:

PACIFIC STATE BANCORP

May 20, 2010

Dear Fellow Shareholder:

        The Board of Directors and I would like to extend a cordial invitation for you to attend our Annual Meeting of Shareholders of Pacific State Bancorp ("Bancorp"). The Meeting will be held June 10, 2010, at the main branch of Pacific State Bank, 1547 E. March Lane, Stockton, California, at 4:30 p.m. for the following purposes.

        A Notice of Annual Meeting and a Proxy Statement are enclosed with this letter describing in detail the matters to be acted upon at the meeting. Your participation in Bancorp's activities is important, and we hope you will attend.

        Whether or not you plan to attend the meeting, please be sure to complete, sign, date and return the enclosed proxy card in the enclosed business reply envelope or vote via telephone or the Internet. Returning the enclosed proxy or voting by telephone or the Internet will not prevent you from voting in person if you choose to attend the Annual Meeting.

Voting your proxy helps Bancorp to reach its quorum requirements for the Annual Meeting and avoids the added expense of postponing the meeting until a quorum can be organized.

Sincerely,

Rick D. Simas

President and CEO

1899 W. March Lane, Stockton, California 95207 (209) 870-3214

PACIFIC STATE BANCORP

1899 W. March Lane

Stockton, California 95207

NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

Date and Time	4:30 p.m., local time, on June 10, 2010,

Place	Pacific State Bank 1547 E. March Lane Stockton, California 95210

Items of Business	(1) To elect the following seven nominees to the Board of Directors, each for a one-year term and until their successors are elected and have qualified:

	Michael L. Dalton, C.P.A.	Gary A. Stewart
	Maxwell M. Freeman	Yoshikazu Mataga
	Rick D. Simas	Patricia A. Hatton, M.D.
Harold Hand, M.D.

(2) To transact such other business as may properly come before the Meeting.

Annual Report	Our 2009 Form 10-K, which is not a part of the proxy soliciting material, is enclosed.

Record Date	You can vote if you are a shareholder of record as of April 20, 2010.

Quorum	A majority of the shares of common stock entitled to vote must be represented at the meeting. If there are insufficient shares, the meeting may be adjourned.

Important Notice Regarding the Internet Availability of Proxy Materials:	The 2009 Form 10-K, Proxy Card and Proxy Statement to shareholders are available at www.proxyvote.com

By Order of the Board of Directors

May 20 , 2010	Dr. Harold Hand
Chairman of the Board

PACIFIC STATE BANCORP

1899 W. March Lane

Stockton, California 95207

NOTICE OF 2010 ANNUAL MEETING OF SHAREHOLDERS

NOTICE IS HEREBY GIVEN TO SHAREHOLDERS that the 2010 Annual Meeting of Shareholders of Pacific State Bancorp ("Bancorp") will be held June 10, 2010, at the main branch of Pacific State Bank, 1547 E. March Lane, Stockton, California, at 4:30 p.m. for the following purposes:

  To elect the following seven (7) persons as directors of Bancorp for the ensuing year: Michael L. Dalton, Maxwell M. Freeman, Harold Hand, Patricia Ann Hatton, Yoshikazu Mataga, Rick D. Simas and Gary A. Stewart.   See "PROPOSAL ONE: ELECTION OF DIRECTORS."

  To transact any other business which may properly come before the Annual Meeting and any postponement or adjournment thereof.

        Section 16 of the By-Laws of Bancorp provides for the nomination of Directors in the following manner:

        "Nomination for election of members of the Board of Directors may be made by the Board of Directors or by any stockholder of any outstanding class of capital stock of the corporation entitled to vote for the election of directors. Notice of intention to make any nominations shall be made in writing and shall be delivered or mailed to the President of the corporation not less than 21 days nor more than 60 days prior to any meeting of stockholders called for the election of directors; provided however, that if less than 21 days notice of the meeting is given to shareholders, such notice of intention to nominate shall be mailed or delivered to the President of the corporation not later than the close of business on the tenth day following the day on which the notice of meeting was mailed; provided further, that if notice of such meeting is sent by third-class mail as permitted by Section 6 of these By-Laws, no notice of intention to make nominations shall be required. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the number of shares of capital stock of the corporation owned by each proposed nominee; (d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of the corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, in the discretion of the Chairman of the meeting, be disregarded and upon the Chairman's instructions, the inspector of elections can disregard all votes cast for each such nominee."

        Only those shareholders of record at the close of business on April 20, 2010, will be entitled to notice of and to vote at the Annual Meeting.

Dated: May 20, 2010;                                                                                             By Order of the Board of Directors

                                  George M. Schofield, Corporate Secretary

WHETHER OR NOT YOU PLAN TO ATTEND THIS MEETING, PLEASE SIGN AND RETURN THE ENCLOSED PROXY AS PROMPTLY AS POSSIBLE IN THE ENCLOSED POST-PAID ENVELOPE, OR VISIT THE WEBSITE http://www.proxyvote.com.

1899 W. March Lane, Stockton, California 95207 (209) 870-3214

PACIFIC STATE BANCORP

1899 W. March Lane

Stockton, California 95207

_____________________

PROXY STATEMENT

____________________

ANNUAL MEETING OF SHAREHOLDERS

To Be Held June 10, 2010

____________________

INTRODUCTION

        This Proxy Statement is furnished to you in connection with the solicitation of proxies by the Board of Directors of Pacific State Bancorp ("Bancorp") for use at the 2010 Annual Meeting of Shareholders to be held on Thursday, June 10, 2010, at 1547 E. March Lane, Stockton, California, at 4:30 p.m., and at any adjournment or postponement thereof (the "Annual Meeting").  This Proxy Statement and the accompanying proxy card are first being mailed to shareholders on or about May 20, 2010.

Please vote as soon as possible by completing and signing the enclosed proxy card.  A business reply envelope is enclosed for the return of your proxy.

Your vote is necessary for Bancorp to meet quorum requirements for the Annual Meeting.

Failure to meet quorum requirements would require Bancorp to reschedule the Annual Meeting.

Voting early saves Bancorp time and money.

Who May Vote?

        If you were a shareholder on the records of Bancorp at the close of business on April 20, 2010, you may vote at the 2010 Annual Meeting, either in person, by mail, by telephone, or via the Internet.  On that day, there were 3,722,198 shares of our common stock outstanding and entitled to vote.

Why Is My Vote Important?

        It is the right of every investor to vote on certain important matters that affect Bancorp.  In addition, if you do not submit a proxy or vote in person at the meeting, it will be more difficult for us to obtain the necessary quorum to hold the meeting.

How Many Votes Do I Have?

        Each share is entitled to one vote, except that in the election of directors, shareholders shall be entitled to cumulate their votes, if requested.  In an election of directors using cumulative voting, each shareholder is entitled to a number of votes that is equal to the number of directors to be elected (which at this Annual Meeting will be seven), multiplied by the number of shares which the shareholder is entitled to vote at the Meeting.  Each shareholder may cast all of those votes for a single nominee or divide his or her votes among any number or all of the nominees in such proportions as the shareholder may choose.

How Will The Board Vote My Proxy?

        A properly signed proxy received by us prior to the meeting, and not revoked, will be voted as marked on the proxy by the shareholder.  If you do not mark your proxy to indicate how you want your shares voted in the Election of Directors, which is the only proposal that is scheduled to be acted on at the meeting, your shares will be voted FOR the candidates nominated by the Board, who are named on the Notice of Annual Meeting and in this Proxy Statement (Proposal 1).

        If any other matter should be presented at the Annual Meeting upon which a vote may properly be taken, your proxy will be voted in accordance with the judgment of the holders of the proxy.  However, if your shares of Bancorp stock are held in a brokerage account or by a nominee holder, please read the information below under captions "Voting Shares Held by Brokers, Banks and Other Nominees" and "Required Vote" regarding what action you must take to assure that your shares are voted.

How May I Vote?

        You may vote using any of the following methods:

By Mail

        Be sure to complete, sign and date the proxy card/voting instruction card and return it in the prepaid envelope. If you are a shareholder of record and you return your signed proxy card but do not indicate your voting preferences, the persons named in the proxy card will vote the shares represented by that proxy as recommended by the Board of Directors.

By Telephone or the Internet

        The telephone and Internet voting procedures established by Bancorp for shareholders of record are designed to authenticate your identity, to allow you to give your voting instructions, and to confirm that those instructions have been properly recorded.  If you vote by telephone or on the Internet, you do not have to return your proxy card or voting instruction card.

        You can vote by calling the toll-free telephone number on your proxy card.  Please have your proxy card in hand when you call.  Easy-to-follow voice prompts allow you to vote your shares and confirm that your instructions have been properly recorded.

        You can vote by accessing the Internet website address on your proxy card.  Please have your proxy card handy when you go online to ensure that you have the information you'll need to complete the voting process and that your instructions have been properly recorded.

        Beneficial Holders.  The availability of telephone and Internet voting for beneficial owners depends on the voting processes of your broker, bank or other holder of record.  Therefore, we recommend that you follow the voting instructions in the materials you receive.

In Person at the Annual Meeting

        Direct shareholders may vote in person at the Annual Meeting.  You may also be represented by another person at the Meeting by executing a proper proxy designating that person.  Beneficial shareholders, with shares held by your broker, bank or other holder of record, must obtain a legal proxy from your broker, bank or other holder of record and present it to the inspector of elections with your ballot to be able to vote at the Meeting.

Voting Shares Held by Brokers, Banks and Other Nominees

        If you hold your shares of Bancorp common stock in a broker, bank or nominee account, you are the "beneficial owner" of those shares, holding them in "street name."  In order to vote your shares, you must give voting instructions to your broker, bank, or other intermediary who is the "nominee holder" of your shares.

        We ask brokers, banks and other nominee holders to obtain voting instructions from each of you who hold your shares in "street name."  Proxies that are transmitted by brokers or other nominee holders on your behalf will count toward a quorum and will be voted as instructed by you as beneficial holder of the shares.

        If you fail to provide voting instructions to your broker or other nominee, your broker, bank or other nominee will have discretion to vote your shares at the Annual Meeting for the election of the Board's Director nominees (Proposal 1).

Required Vote

        Quorum Requirement .  Our bylaws require that a quorum - which is the holders of at least a majority of all of the shares of our common stock entitled to vote at the Annual Meeting - be present at the Meeting, either in person or by proxy, before any business may be transacted at the Meeting (other than adjourning the Meeting to a later date to allow time to obtain additional proxies to satisfy the quorum requirement).

        Voting on the Election of Directors ..  The seven nominees who receive the highest number of votes cast will be elected.  Any shares voted to "Withhold Authority" are not counted as votes cast in the election of directors.  Broker non-votes, which relate to shares for which "street" or "nominee" holders do not obtain voting instructions from the beneficial holders and for that reason choose not to vote those shares on a discretionary basis, also are not counted as votes cast.  However, shares voted to Withhold Authority and broker non-votes are considered present at the meeting for purposes of determining whether a quorum is present.

Can I Change my Vote?

        If you are a registered owner and have sent in your proxy, you may change your vote by revoking your proxy at any time before your proxy is voted at the Annual Meeting by taking any one of the following actions:

  Sending a written notice to revoke your proxy to the Corporate Secretary, Pacific State Bancorp, 1899 W. March Lane, Stockton, California 95207.  To be effective, the notice of revocation must be received by Bancorp before the Annual Meeting commences.

  Transmitting a proxy by mail at a later date than your prior proxy.  To be effective, that later dated proxy must be received by Bancorp before the Annual Meeting commences.

  Attending the Annual Meeting and voting in person or by proxy in a manner different than the instructions contained in your earlier proxy.

      However, if your shares are held by a broker, bank or other nominee holder, you will need to contact your broker, bank or the nominee holder if you wish to revoke your proxy.

Can I access the Proxy Statement and Annual Report on the Internet?

        The Notice of Annual Meeting, Proxy Statement, and the 2009 Form 10-K (the "Proxy Materials") are available at http://www.proxyvote.com.

INFORMATION CONCERNING THE SOLICITATION

        This Proxy Statement is furnished to solicit proxies for use at the 2010 Annual Meeting of Shareholders (the "Meeting") of Pacific State Bancorp ("Bancorp"), to be held June 10, 2010, at 4:30 p.m. at 1547 E. March Lane, Stockton, California, and at any and all adjournments thereof.

Revocability of Proxies

        A form of proxy for voting your shares at the Meeting is enclosed.  If you execute and deliver this proxy, you will still have the right to and may revoke it at any time before it is exercised by filing with the Corporate Secretary of Bancorp a written revocation or a duly executed proxy bearing a later date. In addition, you may revoke your proxy by attending the Meeting and voting in person.

        Subject to your revocation, all shares represented by your properly executed proxy received in time for the Meeting will be voted by the proxy holders in accordance with your instructions specified on the proxy.  UNLESS YOU OTHERWISE DIRECT IN THE ACCOMPANYING PROXY, THE SHARES REPRESENTED BY YOUR EXECUTED PROXY WILL BE VOTED "FOR" THE NOMINEES FOR ELECTION OF DIRECTORS NAMED HEREIN.  IF ANY OTHER BUSINESS IS PROPERLY PRESENTED AT THE MEETING, THE PROXY WILL BE VOTED IN ACCORDANCE WITH THE RECOMMENDATIONS OF MANAGEMENT.

Persons Making the Solicitation

        The Board of Directors of Bancorp is making this solicitation.  All associated expenses will be borne by Bancorp.  Proxies will be solicited principally by mail, but officers, directors, and employees of Bancorp may solicit proxies personally or by telephone, without receiving special compensation for such activities.  Bancorp will reimburse banks, brokerage houses and other custodians, nominees and fiduciaries for their reasonable expenses in forwarding these proxy materials to shareholders whose stock in Bancorp is held of record by such entities.  In addition, Bancorp may employ others to solicit proxies if management deems it advisable.

Voting Securities

        Bancorp is authorized to issue 24,000,000 shares of Common Stock, no par value, of which 3,722,198 shares were issued and outstanding as of April 20, 2010 (the "Record Date").  All common shares are voting shares, but only shareholders of record as of the Record Date are entitled to notice of and to vote at the Meeting and at any and all postponements or adjournments of it.  The presence in person or by proxy of the holders of a majority of the outstanding shares entitled to vote at the Meeting will constitute a quorum for the purpose of transacting business.

        Each common share is entitled to one vote at the Meeting, except in the election of directors, in which case California law permits a shareholder or the shareholder's proxy holder to cumulate votes.  Cumulative voting means that each shareholder has a number of votes equal to the number of shares owned by the shareholder, multiplied by the number of directors to be elected, and that a shareholder may cumulate such votes for a single candidate or distribute them among as many candidates as the shareholder deems appropriate.  However, a shareholder may cumulate votes only for a candidate or candidates whose names have been placed in nomination prior to the voting, and only if the shareholder (or another shareholder) has given notice at the Meeting, prior to the voting, of the shareholder's intention to cumulate votes.  Prior to voting, an opportunity will be given for shareholders or their proxies at the Meeting to announce their intention to cumulate their votes.  The proxy holders are given discretionary authority to cumulate votes represented by shares for which they are named in the proxy.

        In an election of directors, California law ordinarily provides that the nominees receiving the highest number of affirmative votes of the shares entitled to vote for them, up to the number of directors to be elected by such shares, are elected; votes against the director and votes withheld have no effect.

PRINCIPAL SHAREHOLDERS

        Except as listed in the table below, management of Bancorp does not know of any person who owned, as of the Record Date, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of the Common Stock of Bancorp.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Shares

Maxwell M. Freeman 1818 Grand Canal Boulevard Stockton , CA 95207	366,800	9.72%
Steven A. Rosso 4868 Saint Andrews Stockton , CA 95219	339,315	9.12%
The Banc Funds Company, L.L.C. 20 North WackerDrive, Suite 3300 Chicago , IL 60606	358,168	9.62%
Harold Hand, M.D. 36 W. Yokuts, Suite 2 Stockton , CA 95207	335,188	8.89%
Michael L. Dalton, C.P.A. 5345 El Dorado Suite 4 Stockton , CA 95207	202,306	5.38%
Kathleen M. Verner 5685 Black Oak Dr Stockton , CA 95212	5,000(2)	.13%

(1)     A person is considered to own, beneficially, shares of Bancorp if he or she is able to direct how those shares are voted ("voting power") or whether or not those shares are to be held or disposed of ("dispositive power").  Any person named in this table is also deemed to own, beneficially, any shares of Bancorp stock that are subject to options that he or she holds if those options are exercisable or will become exercisable at any time on or before the date which is 60 days after the Record Date, or the date of the Annual Meeting which is June 10, 2010, and those option shares are deemed outstanding for computing the shares and percentage ownership of that person, but not for computing the percentage ownership of any other shareholder.  Except as otherwise indicated and except for the effect of community property laws, the persons listed in this table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)     Based upon oral communication from Ms. Verneras to ownership.

PROPOSAL ONE:

ELECTION OF DIRECTORS

(Item 1 on the Proxy Card)

        At the Annual Meeting, seven directors will be elected to hold office until the next Annual Shareholders Meeting is held or until their successors are elected and have qualified to serve.  The Board of Directors has nominated the persons named below for election to the Board.  All of these nominees are an incumbent director who was elected to his or her position on the Board by Bancorp's shareholders at the 2009 Annual Meeting and each has consented to serve as a director, if re-elected.  Unless otherwise instructed, the proxy holders named in the enclosed proxy intend to vote the proxies received by them for the election of all seven of these nominees.  If, prior to the Meeting, any Board nominee becomes unable to serve as a director, the proxy holders will vote the proxies received by them for the election of a substitute nominee selected by the Board of Directors.

        The Bylaws of Bancorp fix the number of directors of Bancorp within the range of nine and seventeen; the exact number is set at nine until changed by resolution of the Board of Directors or Bylaw amendment duly adopted by Bancorp's shareholders or the Board of Directors.

Information Concerning Directors

        The table below provides information concerning the nominees of the Board of Directors for election as directors of Bancorp.  The persons named are all current members of the Board of Directors, and will be nominated for election as directors at the Meeting, to serve until the 2011 Annual Meeting of shareholders and until their successors are elected and have qualified.

        Unless otherwise directed, the proxy holders will cast votes so as to effect, if possible, the election of the seven nominees.  The seven nominees receiving the most votes will be elected.  If any nominee is unable to serve as a director, the proxy will be voted to elect a substitute nominee designated by the Board of Directors. The Board of Directors has no reason to believe that any of the nominees will be unable to serve if elected. Additional nominations may only be made by complying with the nomination procedures that are included in the Notice of Annual Meeting of Shareholders accompanying this Proxy Statement.

Vote Required and Recommendation of the Board of Directors

        The seven nominees receiving the most votes from holders of shares of common stock present or represented by proxy and entitled to vote at the Meeting will be elected to serve as directors of Bancorp for the ensuing year.  As a result, shares as to which the authority to vote is withheld, which will be counted, and broker non-votes, which will not be counted, will have no effect on the outcome of the election of directors.

        If any person other than the Board's nominee is nominated for election to the Board, the proxy holders will have the discretion to allocate and cast the votes represented by the proxies they hold among the nominees named below for which authority has not been withheld in any such proxies in such proportions as they deem appropriate in order to elect as many of the Board's nominees as is possible.

Record date; Vote required

Only Bancorp shareholders of record at the close of business on April 20, 2010 are entitled to notice of and to vote at the Annual Meeting. On April 20, 2010, there were 3,722,198 shares of our common stock outstanding and entitled to vote at the Annual Meeting, held of record by approximately 261 persons, excluding those shares held by brokers in "street-name."

Each shareholder of record is entitled to one vote for each share held on all matters to come before the Annual Meeting. You may vote in person, by submitting a properly executed proxy, by calling a toll free telephone number or by accessing an Internet website listed on your proxy card.  The presence, in person or by properly executed proxy, of the holders of at least fifty-percent of all the outstanding shares of our common stock will constitute a quorum.  Abstentions and broker non-votes will be treated as shares present at the annual meeting for purposes of determining the presence of a quorum. A broker non-vote is an unvotedproxy submitted by a broker. Under applicable rules, brokers or other nominees who hold shares in street name for customers who are the beneficial owners of such shares may not vote those shares with respect to the election of directors unless they have received specific instructions from their customers.

To elect the directors, the holders of a majority of the outstanding shares of our common stock entitled to vote must vote in favor of the individual nominees. Consequently, a failure to vote, an abstention or a broker non-vote will have the same effect as voting against the individual nominees. Adoption of any proposal to adjourn the Annual Meeting to a later date requires that a majority of the votes cast at the Annual Meeting must vote in favor of the proposal to adjourn the Annual Meeting.  Accordingly, abstentions will have the same effect as voting against the proposal to adjourn the Annual Meeting. Broker non-votes will have no effect on this proposal.

_____________________

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION
OF EACH OF THE NOMINEES NAMED BELOW.

_____________________

Director Nominees

        Set forth below are the names and a brief description of the nominees of the Board of Directors for election as directors of Bancorp.  The persons named are all current members of the Board of Directors, and will be nominated for election as directors at the Meeting, to serve until the 2011 Annual Meeting of shareholders and until their successors are elected and have qualified.

        Unless otherwise directed, the proxy holders will cast votes so as to effect, if possible, the election of the seven nominees.  The seven nominees receiving the most votes will be elected.  If any nominee is unable to serve as a director, the proxy will be voted to elect a substitute nominee designated by the Board of Directors. The Board of Directors has no reason to believe that any of the nominees will be unable to serve if elected. Additional nominations may only be made by complying with the nomination procedures that are included in the Notice of Annual Meeting of Shareholders accompanying this Proxy Statement.

Michael L. Dalton, C.P.A., age 63, has served as a Director of Bancorp since 1987.  Mr. Dalton is a Certified Public Accountant, Certified Financial Planner and Registered Investment Adviser.

Maxwell M. Freeman, age 72, has served as a Director of Bancorp since 2000.  Mr. Freeman is an Attorney at the law firm Freeman, D'Aiuto, Pierce, Gurev, Keeling & Wolf , in Stockton, California.

Harold Hand, M.D., age 72, has served as a Director of Bancorp since 1987.  Dr. Hand is a physician practicing ophthalmology. He is the owner and operator of the Advanced Vision Institute, Inc. and Staff member of Dameron Hospital.

Patricia A. Hatton, M.D, age 60, has served as a Director of Bancorp since 1988.  Dr.  Hatton is a physician practicing obstetrics and gynecology.

Yoshikazu Mataga, age 67, has served as a Director of Bancorp since 1987.  Mr. Mataga is the owner and operator of Matagaof Stockton.

Rick D. Simas, age 49, has served as a Director of Bancorp since 2009.  Mr. Simasis the President and Chief Executive Officer of Bancorp.

Gary A. Stewart, age 60, has served as a Director of Bancorp since 1998.  Mr. Stewart is the Executive Vice President and Chief Credit Officer of Bancorp.

        The following members of the Board of Directors, comprising more than a majority, have been determined by the Board to be "independent" in accordance with Marketplace Rule 4200(A)(15) of the NASD: Michael L. Dalton, C.P.A., Maxwell Freeman, Harold Hand, M.D Patricia A. Hatton, M.D., and Yoshikazu Mataga.

Stock Ownership of Management

        The following table lists, as of the Record Date, the number and percentage of shares of Common Stock beneficially owned by each director, each nominee, each Named Executive Officer identified in the compensation discussion below and by the directors and principal officers of Bancorp as a group.  The table does not include 125,722 shares held beneficially by Bancorp officers as administrators of the Pacific State Bank 401(k) Savings Plan.  None of the shares are pledged as security.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Michael L. Dalton, C.P.A.	102,036(34,136)	1,920	2.74%
Maxwell M. Freeman	366,800(50,000)	-	9.85%
Justin R. Garner	1,153	-	*
Harold Hand, M.D.	335,188(50,000)	19,680	9.01%
Patricia A. Hatton, M.D.	183,250(50,000)	28,616	4.92%
Yoshikazu Mataga	146,308 (30,000)	-	3.93%
George M. Schofield, C.P.A	15,679	-	*
Rick D. Simas	30,800(30,800)	-	*
Gary A. Stewart	62,283(62,283)	-	1.67%
Kathleen M. Verner	25,000(20,000)	-	*
All directors, nominees and principal officers as a group (10 in all)(2)	1,368,497(327,219)	50,216	34.08%

(*) indicates less than 1%

(1)  The first number in the first subcolumn indicates the total number of shares beneficially owned, including (as specified by the number in the parenthesis) the number of shares that could be acquired pursuant to stock options exercisable within 60 days of the Record Date.  Numbers in the second subcolumn indicate the number of shares (out of the total number of shares beneficially owned) as to which the person or group shares voting and/or investment power.

(2)  Named Executive Officers included are the President and Chief Executive Officer, Executive Vice President and Chief Credit Officer, and Vice President and Chief Financial Officer.

Options Outstanding and Available for Issuance at Year-End

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance under Bancorp's 1997 Stock Option Plan.

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

THE BOARD OF DIRECTORS

Meetings of the Board of Directors

Bancorp's Board of Directors held 12 meetings during 2009. The following members of the Board of Directors, comprising more than a majority, have been determined by the Board to be "independent" in accordance with Marketplace Rule 4200(A)(15) of the NASD: Michael L. Dalton, Maxwell Freeman, Harold Hand, M.D., Patricia A. Hatton, M.D., and Yoshikazu Mataga. The independent members of the Board met together in four regularly scheduled meetings during 2009 at which only independent directors were present.  In addition to meeting as a group to review Bancorp's business, members of the Board of Directors served on certain standing committees. During 2009, all members of the Board of Directors, except for Mrs. Vernerand Mr. Freeman, attended more than 75% of the aggregate of the number of meetings held by the Board of Directors and of all committee meetings on which he or she served.

Board Leadership Structure

            The Board of Directors is committed to maintaining an independent Board, and for many years a majority of the Board has been comprised of independent directors. It has further been the practice of Bancorp to separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for Bancorp and the day-to-day leadership and performance of Bancorp. The Chairman of the Board is responsible for providing guidance to the Chief Executive Officer, setting the agenda for Board meetings, presiding over meetings of the full Board (including executive sessions), and facilitating communication among the independent directors and between the independent directors and the Chief Executive Officer. The Board further believes that the separation of the duties of the Chief Executive Officer and the Chairman of the Board eliminates any inherent conflict of interest that may arise when the roles are combined, and that an independent director who has not served as an executive of Bancorp can best provide the necessary leadership and objectivity required as Chairman of the Board.

Board Authority for Risk Oversight

            The Board has ultimate authority and responsibility for overseeing risk management of Bancorp. The Board monitors, reviews and reacts to material enterprise risks identified by management. The Board receives specific reports from executive management on financial, credit, liquidity, interest rate, capital, operational, legal compliance and reputation risks and the degree of exposure to those risks. The Board helps ensure that management is properly focused on risk by, among other things, reviewing and discussing the performance of senior management and business line officers.

           Board committees have responsibility for risk oversight in specific areas. The Audit Committee oversees financial, accounting and internal control risk management policies. The Audit Committee approves the independent auditor and its annual audit plan. The Audit Committee reports periodically to the Board on the effectiveness of risk management processes in place and the overall risk assessment of Bancorp's activities. The Personnel Committee assesses and monitors risks in Bancorp's compensation program. The Corporate Governance and Nominating Committee recommends director candidates with appropriate experience and skills who will set the proper tone for Bancorp's risk profile and provide competent oversight over our material risks.

Committees of the Board of Directors

        The Board has six standing committees: an Audit Committee, a Personnel/Compensation Committee, a Director Loan Committee, Compliance Committee, Asset and Liability Committee and a Nominating Committee.  Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2009 is set forth below.

Audit Committee and Audit Committee Financial Expert

        The Audit Committee held 12 meetings during 2009. The Audit Committee consists of the following members of Bancorp's Board of Directors:  Patricia Hatton, Michael A. Dalton, Yoshikazu Mataga, and George Schofield. Michael A. Dalton, CPA is the designated audit committee financial expert.  This designation is based upon his experience as a certified public accountant.   Each of the members of the Committee is independent as defined under Rule 4200(a)(15), meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act (subject to the exemptions provided in Rule 10A-3(c)), has not participated in the preparation of the financial statements of Bancorp or any of its current subsidiaries at any time during the past three years, and is able to read and understand fundamental financial statements, including a Bancorp's balance sheet, income statement, and cash flow statement. The Board has adopted a written charter to govern the Committee's operations which complies with the requirements of Marketplace Rule 4350(d)(1).  The Audit Committee's Charter provides that the Committee must pre-approve services to be performed by the Bancorp's independent public accountants.  Additionally, the Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

        The Committee's responsibilities include providing advice with respect to Bancorp's financial matters and assisting the Board of Directors in discharging its responsibilities regarding corporate accounting. The Committee's primary responsibilities are to: (1) serve as an independent and objective party to monitor Bancorp's financial reporting process and internal control system; (2) review and evaluate the audit efforts of Bancorp's independent accountants and internal auditor; (3) evaluate Bancorp's quarterly financial performance as well as its compliance with laws and regulations; (4) oversee management's establishment and enforcement of financial policies and business practices; and (5) facilitate communication among the independent accountants, financial and senior management, counsel, the internal auditor and the Board of Directors.

Personnel/Compensation Committee

        The members of the Personnel/Compensation Committee are: Yoshikazu Mataga, Michael A. Dalton, and Harold Hand.  The purpose of the Personnel/Compensation Committee is to discharge the Board's (as hereinafter defined) responsibilities relating to compensation of Bancorp's and Pacific State Bank's Chief Executive Officer ("Chief Executive Officer" or "CEO"), executive officers and members of the Boards of Directors of Bancorp and Pacific State Bank (together, the "Board"). The Committee is responsible for the development, implementation, approval, evaluation and oversight of (1) CEO and executive officer compensation plans, (2) all compensation plans involving issuance of Bancorp's stock or other securities, and (3) director   and personnel compensation plans. The term "executive officers", as used herein, shall mean those employees who are "named executive officers" pursuant to Item 402(a) of SEC Regulation S-K. The term "director", as used herein, shall mean directors of Bancorp and/or the Bank.  The Personnel/Compensation Committee held one meeting during 2009.

Personnel/Compensation Committee Interlocks and Insider Participation

Mr. Simas does not, due to his membership on the Committee, hold a position as a board member of or with the responsibility for the compensation matters of any other entity.

Director Loan Committee

The members of the Loan Committee are: Patricia Hatton, Michael Dalton, Maxwell Freeman, Yoshikazu Mataga, Rick Simas, Gary Stewart, Kathleen Verner, and George Schofield.  The Director Loan Committee reviews and decides whether or not to approve any loan in an amount that exceeds management's lending authority to any single borrower, reviews delinquent loans, and recommends any changes to Pacific State Bank's loan policy that it deems to be appropriate.  The Director Loan Committee of the Board held twenty-four meetings during 2009.

Compliance Committee

The members of the Compliance Committee are Michael A. Dalton, Yoshikazu Mataga, George Schofield and Patricia Hatton.  The Compliance Committee is charged with the oversight and compliance by Bancorp and Pacific State Bank with the terms of the written agreement dated February 18, 2009.  The Compliance Committee of the Board held twelve meetings during 2009.

Asset and Liability Committee

The members of the Asset and Liability Committee are: Michael A. Dalton, Rick Simas, and Gary Stewart.  The purpose of the asset and liability committee is to communicate, coordinate and control asset/liability management consistent with Pacific State Bank's business plan and board-approved policies. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Asset and Liability Committee of the Board held quarterly meetings during 2009.

Nominating Procedures and Policies

Bancorp has a standing Nominating Committee, comprised of at least three independent directors; the current members of the Nominating Committee include all independent members of the Board of Directors.  These directors are appointed annually by the independent members of the board.  Director independence is determined in accordance with Marketplace Rule 4200(A)(15) of the NASD.  Under this definition, an independent director is a person other than an officer or employee of Bancorp or its subsidiaries or any other individual having a relationship that, in the opinion of the Bancorp's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Types of persons deemed not to be independent include (but are not limited to) employees of Bancorp or Pacific State Bank; persons (or their family members or affiliate entities) compensated for services other than as a director; and persons (or their family members) who are partners or employees of Bancorp's independent auditors.  The nominating committee held one meeting during 2009. The nominating committee's activities are governed by a charter adopted by the Board of Directors.

Bancorp's bylaws prescribe the procedures for direct shareholder nominations of directors. These procedures are reprinted in the Notice of Annual Meeting that accompanies this proxy statement. In his discretion, the chairman of the Annual Meeting may disregard nominations not made in accordance with these procedures and instruct the inspector of elections to disregard all votes cast for such nominees. As a matter of policy, the Board of Directors will consider for inclusion in Bancorp's proxy statement nominees made in accordance with these procedures and submitted to Bancorp on or before the deadline specified by regulation of the Securities and Exchange Commission for mandatory inclusion of shareholder proposals. For purposes of the 2011 Annual Meeting, that date will be December 15, 2010.

Each candidate considered by the Nominating Committee is required to complete one or more questionnaires and to provide any additional information which the Nominating Committee considers necessary, including a personal financial statement and a background investigation by an outside firm.

Candidates are evaluated based on the criteria established by the Nominating Committee, which may include such criteria as a satisfactory background investigation, experience and expertise, financial resources, time availability and community involvement. Candidates selected for consideration as nominees must meet with the Nominating Committee and thereafter with the Board of Directors.

Any candidates nominated for election to the Board of Directors, including existing members, must be recommended to the Board of Directors by the majority vote of approval of the members of the Nominating Committee and receive a majority of votes in favor of nomination from independent members of the Board of Directors.

Director Independence

        The Board has determined that, other than Rick Simasand Gary Stewart, each member of the Board is independent under the NASDAQ's definition of independence. In reaching this conclusion, the Board considered the relevant facts and circumstances with respect to any direct or indirect relationships between Bancorp and each of the non-management directors, including those disclosed below under the section entitled "CERTAIN TRANSACTIONS."  The Board determined that any relationships that now exist, or may have existed in the past between Bancorp and any of the non-management directors, were immaterial.

Term of Office of Directors

        All of Bancorp's directors are elected at each Annual Meeting of Shareholders for a term of one year and until their respective successors are elected and qualify to serve on the Board.  If a vacancy occurs in any Board position between Annual Meetings, the Board may fill the vacancy by electing a new director to that position.  The Board may also create a new director position and elect a director to hold the newly created position for a term ending at the next Annual Meeting of Shareholders.

Communications with the Board

Any shareholder who wishes to communicate with the Board or with any committee or individual member may write to the President and Chief Executive Officer at 1899 W. March Lane, Stockton, California 95207, Attention: Board Administration. The letter should indicate that the author is a shareholder and, if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, management will:

   Forward the communication to the Board or the director or committee to whom it is addressed;

   Attempt to handle the inquiry directly, for example, if it is a request for information about Bancorp or concerns a stock-related matter; or

   Not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, is hostile, threatening, illegal or otherwise inappropriate, or is otherwise unrelated to the activities, functions and responsibilities of the board.

Attendance at Annual Meetings

        All of Bancorp's directors are expected and encouraged to attend Annual Meetings to the extent possible consistent with their other obligations.  All of the directors, with the exception of Kathleen Verner, attended the 2009 Annual Meeting.

Code of Conduct

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

Copy of Bylaw Provisions

         You may contact Bancorp's Corporate Secretary for a copy of the relevant Bylaw provisions regarding the requirements for making shareholder proposals and nominating director candidates.

DIRECTOR COMPENSATION

Overview

Our director compensation program is designed to attract and retain qualified, independent Directors to represent our shareholders on the Board and act in their best interest. The Personnel Committee, which consists solely of independent Directors, has responsibility for reviewing and recommending any changes to our Director compensation program. All recommended compensation changes require approval or ratification by the full Board of Directors. Compensation for the members of our Board is reviewed annually by the Compensation Committee.

As Named Executive Officers for fiscal year 2009, compensation information for Mr. Simas, President and Chief Executive Officer, and Mr. Stewart, Executive Vice President and Chief Credit Officer, can be found in the executive compensation disclosure tables provided within this Proxy Statement. Employee Directors do not receive compensation for their service as Directors.

Effective August 1, 2009, the non-employee directors suspended the payment of monthly fees for service as a director.

Board of Directors Compensation Table for 2009

The following table provides compensation information for the one year period ended December 31, 2009 for each non-employee member of Bancorp's Board of Directors as of that date.  Compensation information regarding the management directors (Rick D. Simasand Gary A. Stewart) is included in the Summary Compensation Table.

	Fees Earned or
Name	Paid in Cash	Total
Michael L. Dalton, C.P.A.	$24,500	$24,500
Maxwell M. Freeman	$24,500	$24,500
Harold Hand, M.D.	$24,500	$24,500
Patricia A. Hatton, M.D	$24,500	$24,500
Steven J. Kikuchi	$24,500	$24,500
Yoshikazu Mataga	$24,500	$24,500
Russell G. Munson	$24,500	$24,500
Kathleen M. Verner	$24,500	$24,500
George Schofield	$14,000	$14,000

(1) In February of 2009 George Schofield became a director of Pacific State Bancorp.

EXECUTIVE OFFICERS

Rick D. Simas, age 49, has served as a Director of Pacific State Bank and Bancorp since 2009.  Mr. Simas is the President and Chief Executive Officer of Bancorp and Pacific State Bank.

Gary A. Stewart, age 60, has served as a Director of Pacific State Bank and Bancorp since 1998.  Mr. Stewart is the Executive Vice President and Chief Credit Officer of Pacific State Bank and Bancorp.

Donald Kalkofen, age 46, has been hired, effective April 28, 2010, as the Vice President, Director of Finance of Pacific State Bank and Bancorp.

EXECUTIVE COMPENSATION AND RELATED MATTERS

EXECUTIVE COMPENSATION

The following section describes the compensation that Bancorp pays its Chief Executive Officer, Chief Financial Officer and each other named executive officer who in 2009 earned total compensation exceeding $100,000 (the "Named Executive Officers"), consisting of the following persons.

  Rick Simas, Chief Executive Officer

  Justin Garner, Vice President & Chief Financial Officer

  Gary Stewart, Executive Vice President & Chief Credit Officer

This section includes:

  the Compensation Discussion and Analysis ("CD&A") of management on executive compensation;

  the Summary Compensation Table and other tables detailing the compensation of the Named Executive Officers; and

  the narrative disclosure about various compensation plans and arrangements, and post employment and termination benefits.

Compensation Discussion and Analysis

The Board has a Compensation Committee ("the Committee") which is responsible for reviewing and approving Bancorp's overall compensation and benefit programs and for reviewing and setting the Chief Executive Officer's compensation package.  The objectives of Bancorp's overall compensation programs are to attract, motivate and retain executive officers by structuring appropriate and competitive total compensation, when compared to positions of equivalent responsibility and to similar publicly owned banks.

Executive Compensation Philosophy

    The quality of our Bancorp's officers and employees, including our executive team, is critical to executing our community banking philosophy of emphasizing personalized service, combined with the full resources of a banking organization. To meet our primary goal of attracting, retaining and incentivizing highly-qualified executives, officers and employees within the context of our corporate culture, our compensation programs are designed with the following principles in mind:

  We are committed to providing effective compensation and benefit programs that are competitive both within our industry and within other relevant organizations with whom Bancorp competes for employees.

  Our compensation and benefit programs are designed to encourage and reward behaviors that ultimately contribute to the achievement of organizational goals.

  Our compensation and benefit programs and practices support and reinforce our commitment to provide a work environment that promotes respect, teamwork, and individual growth opportunities.

Consistent with this overall philosophy, we have designed our executive compensation programs to be relatively straightforward, while providing benefits attractive enough to attract, retain and motivate highly qualified employees.  The principal components of our compensation package for executives are:

  Base salary

  Bonus compensation

  Long-term incentives-stock options

  Retirement, termination and change in control benefits

  Other general employee benefits

        Except as described below, we have not adopted any specific policies or guidelines for allocating compensation for our executives between short-term and long-term incentives or between cash and non-cash compensation.  However, our philosophy is to tie a significant percentage of our executives' compensation to the achievement of Bancorp's financial and performance goals.  Accordingly, base salaries are set at competitive levels, with an opportunity for each executive to be rewarded through bonuses and stock option grants.

Process for Determining Compensation

        The Chief Executive Officer reviews Bancorp's overall executive compensation program, and makes recommendations regarding individual compensation, in the context of a "total compensation policy" that takes into account the overall package of compensation benefits provided to each executive, other than himself.  These recommendations are presented to the Board and approved through Bancorp's annual budget process.

        The Committee typically meets annually to perform a review of our Chief Executive Officer's overall compensation package, including determination of a bonus award for the past fiscal year and adjustment of base salary.  The Committee compares executive compensation levels against other publicly owned banks when determining the Chief Executive Officer's compensation.  This group consists of banks which compete for a similar pool of executive talent.

Discussion of Executive Compensation Components

Base Salary

        We provide executives, officers and other employees with a base salary to compensate them for services rendered during the year.  Base salaries for executives are determined for each position based in part on market data.  In the review of base salaries for executives, these factors are considered:

  Salary ranges based on available market data, including market data provided by consultants, as appropriate

  Internal review relative to others within Bancorp

  Individual and Bank performance

  Experience and qualifications of each individual

        Salary levels are reviewed annually as part of an executive performance review.  Promotion and other changes in job responsibility are also reviewed at that time.

Bonus Compensation

        Performance-based bonuses comprise a component of the overall compensation package for each executive officer.  The bonus of each executive officer is contingent upon satisfaction of both quantifiable and non-quantifiable performance measures established by the CEO and the Committee.  Performance measures include Profitability, Deposit Growth, Asset Quality, Asset Growth, Loan Growth, Performance Compared to Budget and adherence to the Long Term Plan (long-term growth of shareholders' value), and other measures, as needed, based on the performance of Bancorp.

        Chief Executive Officer ..  The bonus for the Chief Executive Officer is a separate process tied to subjective as well as objective factors.  The Committee considers the performance factors as set forth above as well as other measures such as:

  Overall supervision of Bancorp

  Credit quality of Bancorp

  Effective communication of our overall goals and objectives to employees

  Growth of Bancorp

  Shareholder relations

        Chief Financial Officer .  Our Chief Executive Officer typically determines the base salary and bonus for our Chief Financial Officer at the same time as the other executive officers' compensation is determined.  This determination is based on a variety of objective and subjective factors, including the same Bank performance factors listed above for Named Executive Officers as well as individual performance.

Long-Term Incentives-Stock Options

        The compensation package of executive grantees includes a long-term incentive component in the form of grants of stock options under Bancorp's 1997 Stock Options Plan which expired in 2007.  We believe stock ownership more closely aligns executive and Bancorp long-term goals, and in particular provides an incentive for executives to help build shareholders' value. We also believe this program provides a retentive effect by enabling executives to share in the benefits of stock price appreciation.

        Under Bancorp's 1997 Stock Options Plan, which expired as of 2007, the Board allocates 30% of the outstanding shares of Bancorp to be set aside for the grant of options to Board members, the CEO, the executive officers, and other Pacific State Bank officers and employees.  Grants have been made at the commencement of Bancorp's business, the commencement of employment by new executive officers, the commencement of employment by other Pacific State Bank officers and employees, and after the sale of shares pursuant to a campaign to raise capital for Bancorp.

Retirement Benefits

        Bancorp has two retirement plans. Bancorp's 401(k) Plan (the "401(k) Plan") is a qualified retirement plan under the Internal Revenue Code of 1986 as amended (the "Code") and is open to all employees of Bancorp with at least thirty days of service.  In 2009, Bancorp matched 50% of the first 6% of employee salary contributions to the 401(k) Plan, up to a maximum salary contribution of $16,500 per employee.

        Bancorp also has a Salary Continuation Agreement program which provides retirement benefits for the executive officers of Bancorp.  See "Salary Continuation Agreements" below

.

Termination and Change of Control Benefits

        Bancorp also has entered into employment contracts and change in control agreements with certain executive officers that allow for severance payments upon termination without cause or upon termination following a change in control of Bancorp.  These two different terminations provide for payments equal to twelve and twenty four months, respectively, of current base salary and a pro rata bonus.  These arrangements are intended to retain our executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the banking sector.  All of Bancorp's change in control arrangements are "double trigger," meaning that benefits are not awarded upon a change of control unless the executive's employment is terminated due to an adverse change in the employment relationship following the transaction.  We believe this structure strikes a balance between the incentives and the executive retention effects described above, without actually providing these benefits to executives who continue employment with an acquiring company in the event of a change of control transaction.

        The above summary of terms is further described under the heading "Employment Agreements and Potential Payments Upon Termination or Change-in-Control" below.

Executive officers are eligible to participate in all employee benefit plans that are available to eligible employees generally including, health insurance, life, disability insurance, and 401(k) matching contributions.

2009 Executive Compensation

2009 Base Salary

        Effective January 1, 2009, Rick Simasreceived a base salary increase from $115,000 to $193,000.  Effective July 17, 2009 Rick Simas received a base salary increase from $193,000 to $200,000.

        Effective January 1, 2009, Messrs. Justin Garner received base salary increases from $95,000 to $130,000 and Gary Stewart received a base salary increase from $191,625 to $193,000.

2009 Bonus Compensation

        No bonus compensation was paid to the Named Executive Officers in 2009.

Long-Term Incentives

        No grants of stock options were made to the Named Executive Officers in 2009.

Summary Compensation Table (2009)

        The following table includes information concerning compensation for the one year period ended December 31, 2009 in reference to the named executive officers of Bancorp.

	Year	Salary	Bonus (1)	Option Awards	Change in Net Preset Value of Pension Benefits	All Other (2)	Total
Rick D. Simas	2009 2008 2007	$196,483 $112,500 $110,438	- $2,000 -	- $19,000 $22,680	$17,674 $15,541 $13,609	$21,632 $51,683 $31,530	$235,789 $198,724 $180,257
President and Chief Executive Officer (3)
Gary A. Stewart Executive Vice President and Chief Credit Officer	2009 2008 2007	$193,000 $191,625 $186,490	- $25,000 $60,000	- $68,907 $82,688	$96,780 $85,120 $74,566	$11,195 $21,678 $27,419	$301,475 $392,330 $431,163
Justin R. Garner Vice President and Chief Financial Officer (4)	2009 2008	$130,000 $95,000	5,000 -	- -	- -	$10,902(5) $18,955	$140,902 $113,955
Steven A. Rosso President and Chief Executive Officer (6)	2009 2008 2007	$302,258 $294,000 $280,500	- $100,000 $150,000	- $111,467 $133,760	- - $54,791	$31,566 $33,375 $21,130	$333,824 $538,842 $640,181
JoAnne C. Roberts Senior Vice President and Chief Financial Officer (7)	2009 2008 2007	$84,149 $109,000	$20,000 $30,000	- $14,592	- $29,388	$8,040 $17,078	$112,189 $200,058

(1)	Bonuses paid in the first quarter based on prior year results.
(2)

Includes calculated value of personal use of bank automobile, personal benefit derived from club memberships, cash incentive programs, 401(k) matching contributions, and premiums paid for life insurance policies.

(3)	Rick D. Simasserved in a different capacity with Bancorp until December 27, 2008 when he was appointed President of Pacific State Bancorp.
(4)

Justin R. Garner served in a different capacity with Bancorp until December 18, 2008, when he was named Chief Financial Officer of Pacific State Bancorp.  Effective April  30, 2010, Mr. Garner resigned as CFO and Donald Kalkofenwas hired to replace him as of April 28, 2010.

(5)	Justin R. Garner received a $5,000 cash payment in lieu of agreed upon grant of equity.
(6)	Steven A. Rossoresigned effective December 27, 2008.
(7)	JoAnne C. Roberts passed away on September 1, 2008.

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

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexcercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	(Exercisable)	(Unexercisable)	Price ($)	Date
Rick D. Simas	2,800	-	$2.59	08/17/2010
President and	8,000	-	$3.75	01/17/2012
Chief Executive Officer	20,000	-	$7.50	10/13/2013
Gary A. Stewart
Executive Vice President	283	-	$3.73	03/01/2012
Chief Credit Officer	62,000	-	$7.50	10/13/2013
JoAnne C. Roberts		-
Senior Vice President and	8,400		$7.50	10/13/2013
Chief Financial Officer

Option Exercises and Stock Vested in 2009

        Named executive officers did not exercise any stock options in 2009.

Salary Continuation Agreements

        In order to provide long-term incentive to selected executive and senior officers, effective September 30, 2003, Pacific State Bank entered into Executive Salary Continuation Agreements (each an "SCA") with four current officers of Bancorp, and two of the named executive officers listed on the Summary Compensation Table, Rick D. Simas and Gary A. Stewart.

        Benefits payable under the SCAs are intended by Pacific State Bank to be funded by single-premium life insurance policies that were purchased in connection with entering into the SCAs and of which Pacific State Bank is the owner and beneficiary. The cash surrender value of those policies was $7,030,000 at December 31, 2009.  Notwithstanding the existence of such policies of insurance, however, the SCAs create no rights or interests in the property or assets of Pacific State Bank; the sole obligation of Pacific State Bank under the SCAs is an unfunded and unsecured promise to pay money in the future, and the status of any person who may assert a claim pursuant to an SCA is that of an unsecured general creditor of Pacific State Bank.

        Generally, each SCA provides the named employee with a specified annual money benefit (the "Annual Benefit") payable to the employee or to his named beneficiary or surviving spouse or estate, in that order, for a period of up to 20 years following the employee's retirement upon or after a specified retirement age. If the employee should die or become disabled prior to such specified retirement age, a percentage of the Annual Benefit (on a sliding upward scale depending upon the number of years which elapse between execution of the SCA and the employee's early death or disability) would be payable.

        No Annual Benefit is payable if the employee is terminated for cause or the employee voluntarily terminates his employment with Bancorp prior to his specified retirement age, but the full Annual Benefit is payable if the employee is terminated by Bancorp without cause or, in the case of Mr. Simasor Mr. Stewart, in connection with a change in control of Bancorp.

        Subject to such contingencies, the following table sets forth information regarding benefits payable under the SCAs which are currently in effect between Bancorp and the named executive officers in the Summary Compensation Table.

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

Change in Control
	Severance Benefit	Vesting of Options	Salary Continuation	Total
Rick D. Simas	$-	$-	$291,168	$541,168
Gary A. Stewart	$-	$-	$783,834	$783,834

Termination Without Cause
	Salary	Vesting of Options	Salary Continuation	Total
Rick D. Simas	$-	$-	$291,168	$291,168
Gary A. Stewart	$-	$-	$783,834	$783,834

PERSONNEL COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Report of Personnel Committee

        The Personnel Committee Report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or the liabilities of Section 18 of the Exchange Act and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by Bancorp under the Securities Act or the Exchange Act, except to the extent Bancorp specifically incorporates this Committee Report therein.

The Personnel Committee of Bancorp has reviewed and discussed the Compensation Discussion and Analysis ("CD&A") with management, and based on that review and discussion, the Personnel Committee recommended to the Board that the CD&A be included as part of this Proxy Statement and, by reference, the 2010 Annual 10-K Report.

Personnel  Committee Members

Yoshikazu Mataga

Michael A. Dalton

Harold Hand

CERTAIN TRANSACTIONS

         Bancorp has had, and in the future may have, banking transactions in the ordinary course of its business with directors, principal shareholders and their associates, including the making of loans to directors and their associates.  Such loans and other banking transactions are made on the same terms, including interest rates and collateral securing the loans, as those prevailing at the time for comparable transactions with persons of comparable creditworthiness who have no affiliation with Bancorp.  In addition, such loans are made only if they do not involve more than the normal risk of collectability associated with loans made to non-affiliated persons and do not present any other unfavorable features.

        Executive officers are not permitted to borrow from Pacific State Bank except for a de minimus amount to provide over-draft protection on their checking accounts.

REGULATORY MATTERS

        Subsequent to an examination by the California Department of Financial Institutions ("CDFI") which began January 11, 2010, we entered into a Waiver and Consent to an Order ("Order")of the CDFI, effective May 3, 2010, in which Pacific State Bank is required to take certain corrective actions with respect to its operations.  The Order requires (1) Pacific State Bank, within ninety days from May 3, 2010, either to increase to and maintain tangible shareholders' equity at 10% of total tangible assets or enter into a definitive agreement to merge Pacific State Bank or sell it to an acquirer acceptable to the CDFI, (2) Pacific State Bank to provide monthly board reports to the CDFI of progress to increase capital or merge, (3) Pacific State Bank to not make any distribution to its shareholder without prior approval of the CDFI, (4) Pacific State Bank to provide a description of the Order to its shareholders in this proxy statement, and (5) Pacific State Bank to notify the CDFI in advance when Pacific State Bank proposes to make any public announcement.

Before entering into the Order and since entering into it, we took and have taken actions that were designed to satisfy the requirements of the Order. However, full compliance has not been achieved as of the date of this proxy statement.  Violation of the Order will be deemed by the CDFI to be conducting business in an unsafe or unsound manner and subject Pacific State Bank to further enforcement action.

REPORT OF THE AUDIT COMMITTEE

        INFORMATION CONTAINED IN THE FOLLOWING REPORT OF THE AUDIT COMMITTEE SHALL NOT BE DEEMED "SOLICITING MATERIAL" OR TO BE "FILED" WITH THE COMMISSION, OR SUBJECT TO THE SEC'S PROXY RULES OR THE LIABILITIES OF SECTION 18 OF THE EXCHANGE ACT NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY OF BANCORP'S FILINGS UNDER THE EXCHANGE ACT, NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY SUCH FILING, EXCEPT TO THE EXTENT THAT BANCORP SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

        The Committee has reviewed and discussed the audited financial statements of Bancorp for the fiscal year ended December 31, 2009 with Bancorp's management.  The Committee has discussed with Perry-Smith LLP, Bancorp's independent public accountants ("Perry-Smith"), the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).  The Committee has also received the written disclosures and the letter from Perry-Smith required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

        Based on the Committee's review and discussions noted above, the Committee recommended to the Board of Directors that Bancorp's audited financial statements be included in Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Submitted by:

Michael A. Dalton, Chairman

Yoshikazu Mataga

Patricia Hatton

George M. Schofield

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The accounting firm of Perry-Smith LLP ("Perry-Smith"), registered public accountants, serves Bancorp as its auditors at the direction of the Board of Directors and Audit Committee of Bancorp.  It is anticipated that a representative of Perry-Smith will be present at the Annual Meeting with the opportunity to make a statement if he or she desires to do so and will be available to answer appropriate questions.

Audit Fees

        The aggregate fees billed by Perry-Smith for professional services rendered for the audit of Bancorp's annual financial statements for the fiscal year ended December 31, 2009 and for the reviews of the financial statements included in Bancorp's Quarterly Reports on Form 10-Q for that fiscal year were $187,700; related fees for the year ended December 31, 2008 were $124,500.  These amounts represented 85% and 82%, respectively, of the total fee paid to Perry-Smith during these years.

Audit-Related Fees

        The aggregate fees billed by Perry-Smith for audit related services rendered for technical accounting, consulting and research were $0 for the year ended December 31, 2009; related fees for the year ended December 31, 2008 were $0.

Tax Fees

        The aggregate fees billed by Perry-Smith for all tax services rendered to Bancorp for the fiscal years ended December 31, 2009 and December 31, 2008 were $27,800 and $27,800 respectively.  Those amounts represented 18% and 18%, respectively of the total fees paid to Perry-Smith during these years.

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

COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS

        Section 16(a) of the Securities Exchange Act of 1934 requires that all of our executive officers and directors and all persons who beneficially own more than 10 percent of Bancorp's common stock file reports with the SEC regarding beneficial ownership of Bancorp's stock.  We have adopted procedures to assist our directors and executive officers in complying with the Section 16(a) filings.

        Based solely on its review of the copies of such forms received by it, or written representations from the Reporting Persons Bancorp believes that, during 2009 the Reporting Persons complied with all filing requirements applicable to them, with the exception of Kathleen M. Verner.  Mrs. Verner, through verbal correspondence, has indicated that she has sold approximately 166,540 shares of common stock in 2009 without filing the proper forms with the SEC or with Bancorp

SOLICITATION

        Bancorp will pay the costs of soliciting proxies from our shareholders, including soliciting proxies by mail.  In order to ensure adequate representation at the Annual Meeting, directors, officers and employees (who will not receive any additional compensation) of Bancorp may communicate with shareholders, brokerage houses and others by telephone, email, telegraph or in person, to request that proxies be furnished.  Bancorp will reimburse brokerage houses, banks, custodians, nominees and fiduciaries for their reasonable expenses in forwarding proxy materials to the beneficial owners of Bancorp's shares.

SHAREHOLDER PROPOSALS

        Next year's Annual Meeting of Shareholders of Bancorp is scheduled be held on June 9, 2011.  Any shareholder desiring to submit a proposal for action at the 2011 Annual Meeting of Shareholders which is desired to be presented in Bancorp's Proxy Statement with respect to such meeting, should mail such proposal by certified mail, return receipt requested, to Pacific State Bancorp, 1899 W. March Lane, Stockton, California  95207, Attention:  Dr. Harold Hand, Chairman of the Board.  All such proposals must be received by Bancorp not later than December 15, 2010.  Management of Bancorp will have discretionary authority to vote proxies obtained by it in connection with any shareholder proposal not submitted on or before the December 15, 2010 deadline.  Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included, and other aspects, are regulated by the Securities Exchange Act of 1934, and regulations adopted there under.

OTHER MATTERS

        Bancorp is not aware of any other matters to come before the meeting.  If another matter not mentioned in this Proxy Statement is brought before the meeting, the proxy holders named in the enclosed Proxy Card will have discretionary authority to vote all proxies with respect thereto in accordance with their judgment.

INCORPORATION BY REFERENCE

        The sections in this Proxy Statement entitled "Report of the Audit Committee" and "Personnel Committee Report" do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Bancorp filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Bancorp specifically incorporates any such Reports or the performance graph by reference therein.

FORM 10-K TO SHAREHOLDERS

        The Form 10-K to Shareholders of Bancorp for the fiscal year ended December 31, 2009 is being mailed concurrently with this Proxy Statement to all shareholders of record as of April 20, 2010.  The Form 10-K is not to be regarded as proxy soliciting material or as a communication by means of which any solicitation is to be made.

        A COPY OF BANCORP'S FORM 10-K WILL BE MAILED FREE OF CHARGE TO ANY SHAREHOLDER UPON REQUEST.  REQUESTS MAY BE MADE BY TELEPHONE AT (209) 870-3214 OR BY LETTER ADDRESSED TO PACIFIC STATE BANCORP, 1899 W. MARCH LANE, STOCKTON, CALIFORNIA  95207.

        IT IS VERY IMPORTANT THAT EVERY SHAREHOLDER VOTE.  WE URGE YOU TO VOTE THE ENCLOSED PROXY AS PROMPTLY AS POSSIBLE.  VOTING YOUR PROXY WILL NOT PREVENT YOU FROM ATTENDING THE MEETING AND VOTING IN PERSON.  FOR YOUR CONVENIENCE A RETURN ENVELOPE IS ENCLOSED REQUIRING NO ADDITIONAL POSTAGE IF MAILED IN THE UNITED STATES.

By Order of the Board of Directors,

George M. Schofield, Corporate Secretary

May 20, 2010

PROXY

PACIFIC STATE BANCORP

Annual Meeting of Shareholders June 10, 2010

THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS OF BANCORP

The undersigned shareholder of Pacific State Bancorp hereby appoints Rick Simas and Russell Munson, and each of them, with power to act without the other and with power of substitution, as proxies and attorneys-in-fact of the undersigned, and hereby authorizes them to represent and vote, as provided on the other side, all the shares of Pacific State Bancorp common stock which the undersigned is entitled to vote, and, in their discretion, to vote upon such other business as may properly come before the Annual Meeting of Shareholders of Bancorp to be held on June 10, 2010, or at any adjournment or postponement thereof, with all powers which the undersigned would possess if present at the Meeting.

This proxy/voting instruction card when properly executed will be voted in the manner directed by the undersigned shareholder. If no direction is made, this proxy/voting instruction card will be voted "For" the nominees listed on the reverse side and "For" all other proposals in accordance with the recommendation of the Board of Directors.

(Continued and to be marked, dated and signed, on the other side)

a
Address Change/Comments (Mark the corresponding box on the reverse side

   FOLD AND DETACH HERE

THIS PROXY WILL BE VOTED AS DIRECTED OR IF NO DIRECTION IS INDICATED WILL BE VOTED "FOR" ALL PROPOSALS.

Please mark
your votes as indicated in this example

1. ELECTION OF DIRECTORS
	FOR ALL	WITHHOLD FOR ALL	EXCEPTIONS
1 Michael L. Dalton 2 Maxwell M. Freeman 3 Harold Hand 4 Patricia Ann Hatton 5 Yoshikazu Mataga 6 Rick D. Simas 7 Gary A. Stewart
INSTRUCTIONS: To withhold authority to vote for any individual nominees, mark the "Exceptions" box above and write that nominee's name in the space provided below.) Exceptions						YES
				I will Attend the Annual Meeting	s

Mark Here for Address Change or Comments SEE REVERSE

Signature	Signature

NOTE: Please sign as name appears hereon. Joint owners should each sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such

    FOLD AND DETACH HERE

WE ENCOURAGE YOU TO TAKE ADVANTAGE OF INTERNET OR TELEPHONE VOTING

BOTH ARE AVAILABLE 24 HOURS A DAY, 7 DAYS A WEEK.

Internet and telephone voting is available through 11:59 P.M. Pacific Time on June 9, 2010.

PACIFIC STATE BANCORP	INTERNET
Use the Internet to vote your proxy. Have your proxy card in hand when you access the web site.
OR
TELEPHONE Use any touch-tone telephone to vote your proxy. Have your proxy card in hand when you call.

If you vote your proxy by Internet or by telephone, you do NOT need to mail back your proxy card. To vote by mail, mark, sign and date your proxy card and return it in the enclosed postage-paid envelope.

Your Internet or telephone vote authorizes the named proxies to vote your shares in the same manner as if you marked, signed and returned your proxy card.

Important notice regarding the Internet availability of proxy materials for the Annual Meeting of shareholders The Proxy Statement and Form 10-K to Stockholders are available at: www.proxyvote.com

PACIFIC STATE BANCORP

1899 W. March Lane

Stockton, California 95207

(209) 870-3214