Form 10-Q
period 2010-05-18
PACIFIC STATE BANCORP
filed 2010-05-19
CIK 1169424

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

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

Registrant's Telephone Number, including Area Code (209) 870-3214

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  "accelerated filer," "large accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non -accelerated filer  [ ]  Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of May 10, 2010
Common Stock No Par Value	3,722,198

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

PACIFIC STATE BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited	March 31,	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash and due from banks	$9,816	$10,517
Federal funds sold	13,994	45,568
Total cash and cash equivalents	23,810	56,085
Investment securities	21,039	23,941
Loans, less allowance for loan losses of $10,815 in 2010 and $10,508 in 2009	233,202	245,846
Premises and equipment, net	15,995	16,234
Other real estate owned	12,678	10,934
Company owned life insurance	7,099	7,030
Accrued interest receivable and other assets	8,695	9,775
Total assets	$322,518	$369,845
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$49,846	$59,871
Interest bearing	237,904	262,554
Total deposits	287,750	322,425
Other borrowings	19,000	29,000
Subordinated debentures	8,764	8,764
Accrued interest payable and other liabilities	3,728	3,977
Total liabilities	319,242	364,166

Shareholders' equity:
Preferred stock - 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock no par value; 24,000,000 shares authorized; issued and outstanding 3,722,198 shares in 2010 and 2009	10,823	10,823
Accumulated deficit	(6,557)	(4,224)
Accumulated other comprehensive loss, net of taxes	(990)	(920)
Total shareholders' equity	3,276	5,679
Total liabilities and shareholders' equity	$322,518	$369,845

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Interest income:
Interest and fees on loans	$3,759	$5,024
Interest on Federal funds sold	22	16
Interest on investment securities	166	512
Total interest income	3,947	5,552

Interest expense:
Interest on deposits	1,106	1,837
Interest on borrowings	153	306
Interest on subordinated debentures	50	84
Total interest expense	1,309	2,227

Net interest income before provision for loan losses	2,638	3,325
Provision for loan losses	395	972
Net interest income after provision for loan losses	2,243	2,353

Non-interest income:
Service charges	131	164
Gain on sale of loans	-	12
Other income	231	203
Total non-interest income	362	379

Non-interest expenses:
Salaries and employee benefits	1,483	1,154
Occupancy	293	279
Furniture and equipment	248	268
Other real estate	895	431
Other expenses	1,236	1,165
Total non-interest expenses	4,155	3,297

Loss before benefit for income taxes	(1,550)	(565)
Provision (benefit) for income taxes	783	(271)
Net loss	$(2,333)	$(294)

Basic loss per share	$(0.63)	$(0.08)

Diluted loss per share	$(0.63)	$(0.08)

See notes to unaudited condensed consolidated financial statements

PACIFIC STATE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2010 and 2009

(In thousands)

(Unaudited)	2010	2009
Cash flows from operating activities:
Net (loss)	$(2,333)	$(294)
Provision for loan losses	395	972
Net decrease (increase) in deferred loan origination costs	32	(183)
Depreciation, amortization and accretion	311	235
Stock-based compensation expense	-	14
Company owned life insurance earnings	(69)	(69)
Other real estate impairment	835	357
Decrease (increase) in accrued interest receivable and other assets	1,129	(414)
Decrease in accrued interest payable and other liabilities	(249)	(212)
Net cash provided by operating activities	51	406
Cash flows from investing activities:
Purchases of available-for-sale investment securities	-	(6,626)
Proceeds from matured and called available-for-sale investment securities	500	4,994
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	2,209	1,935
Proceeds from principal repayments from held-to-maturity government-guarantee mortgage-backed securities	2	3
Proceeds from the sale of other real estate	211	874
Net decrease in loans	9,426	1,301
Purchases of premises and equipment	-	(438)
Net cash provided by investing activities	12,349	2,043
Cash flows from financing activities:
Net decrease in demand, interest-bearing and savings deposits	(8,601)	(14,441)
Net decrease in time deposits	(26,074)	(5,756)
Net decrease in other borrowings	(10,000)	-
Net cash used in financing Activities	(44,675)	(20,197)
Decrease in cash and cash equivalents	(32,275)	(17,748)
Cash and cash equivalents at beginning of period	56,085	38,511
Cash and cash equivalents at end of period	$23,810	$20,763

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

The Bank conducts general commercial banking business, primarily in the five county region that comprises Alameda, Calaveras, San Joaquin, Stanislaus and Tuolumne counties, and offers commercial banking services to residents and employers of businesses in the Bank's service area, including professional firms and small to medium sized retail and wholesale businesses and manufacturers.  The Company, as of April 22, 2010, had 91 employees. The Bank does not engage in any non-banking related lines of business. The business of the Bank is not to any significant degree seasonal in nature.  The Bank has no operations outside California and has no material amount of loans or deposits concentrated among any one or few persons, groups or industries.  The Bank operates nine branches with its Administrative Office located at 1899 W. March Lane, in Stockton, California; additional branches are located in the communities of Angels Camp, Arnold, Groveland, Lodi, Modesto, Stockton, Tracy, and Hayward, California.  Pacific State Bancorp common stock trades on the NASDAQ Global Market under the symbol of "PSBC".

On November 10, 2009, the Company received a notice from the Nasdaq Global Market stating that the Company no longer met the $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Listing Rule 5450 (a)(1). This notice did not result in an immediate delisting of the Company's common stock from the Nasdaq Global Select Market, as a grace period of 180 calendar days or until May 10, 2010, is provided under the listing rules. However, we elected to apply to transfer listing to the NASDAQ Capital Market as set forth in Listing Rule 5505.  As a result of such transfer, the Company became eligible for an additional 180 calendar day grace period. The requirements for initial listing on the Nasdaq Capital Market include a minimum market value of publicly held shares of $15 million, which the Company does not currently meet. If at any time during this grace period the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. As a result of not complying by May 10, 2010 with the requirements for listing our common stock on the Nasdaq Capital Market, it is likely that we will be delisted and the shares will likely thereafter trade on the "over-the-counter" bulletin board market.

GOING CONCERN CONSIDERATION

The consolidated financial statements for the period ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As a result, the consolidated financial statements do not include any adjustments that may result from the outcome of any regulatory action or the Company's or the Bank's inability to meet its existing debt obligations. The Bank has recently incurred significant operating losses, experienced a significant deterioration in the quality of its assets and become subject to enhanced regulatory scrutiny. These factors, among others, were deemed to cast substantial doubt on the Company's and the Bank's ability to continue as a going concern. If the Company cannot continue to operate as a going concern, it is likely that shareholders will lose all or substantially all of their investment in the Company.

On February 18, 2010, the Company and the Bank consented to enter into a written agreement with the Federal Reserve Bank of San Francisco (the "FRBSF") and the State of California Department of Financial Institutions (the "CDFI") as follow-up to an examination of the Bank the "Written Agreement"). Among other things, the Written Agreement provides that the Company and the Bank shall submit to the FRBSF and the CDFI their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan and lease losses, to improve the Bank's earnings and overall condition, improve management of the Bank's liquidity position and funds management practices and update its capital plan in order to maintain sufficient capital at the Company and the Bank. The Written Agreement also restricts the Company and the Bank from making the payment of dividends, any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the FRBSF, as well as other restrictions. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the FRBSF at least quarterly.

In addition to the Written Agreement's requirements, as a result of being undercapitalized under the prompt corrective action rules, the Bank is subject to certain regulatory restrictions. These include, among others, that the Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FRBSF, may not increase its average total assets during a calendar quarter to exceed its average total assets during the preceding calendar quarter and may not acquire a business, establish or acquire a branch office or engage in a new line of business.

Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices exercising the contractual right to defer the interest on the junior subordinated debentures, taking a number of actions to contain costs, continuing to reduce its lending exposure, and increasing the borrowing line at the Federal Reserve Bank's discount window in an amount up to approximately $38 million. However, in March, 2010, the CDFI presented the Bank with a proposed cease and desist order requiring the Bank to raise capital and, on April 15, 2010, the Bank executed a Waiver and Consent to the Order of the CDFI (the "Consent"). The Consent requires the Bank, within 90 days of the effective date of the Order, either to increase and to maintain tangible capital at a level equal to 10% of total tangible assets or merge with a depository institution to sell to an acquirer acceptable to the CDFI.  The effective date was the date that the CDFI executed the Order which was May 3, 2010. As of March 31, 2010, the Bank had a ratio of tangible capital to assets of 3.7%, which was not sufficient to meet the higher level that the Bank would be obligated to maintain under the Consent. As a result, if by August 1, 2010 the Bank cannot comply with the Consent provisions, the Bank may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

As a result of the Written Agreement and the Consent, we are actively seeking additional capital either directly through the sale of securities or indirectly through the merger with another bank or financial institution (which could be accompanied by a financing) or sale to an acquirer. We expect that any sale of securities would most likely be through a private placement to institutional investors. While we have had discussions with various financing sources and potential merger partners, at the date of this Report we have no agreements for any such transaction. Any merger or financing likely would involve a change of control of the Company.

If the Bank is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Written Agreement or the Consent discussed above. As a result, the FRBSF, CDFI or the FDIC may take further enforcement action, including placing the Bank into receivership. If the Bank is placed into FDIC receivership, it is likely that the Bank would be required to cease operations and liquidate. If the Bank were to liquidate it is unlikely that there would be any assets available to the holders of the common shareholders of the Company.

2. BASIS OF PRESENTATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of Pacific State Bancorp (the "Company") at March 31, 2010 and December 31, 2009, and the results of its operations for the three month periods ended March 31, 2010 and 2009, and its cash flows for the three month periods ended March 31, 2010 and 2009 in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").

Certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been omitted.  The Company believes that the disclosures in the interim condensed consolidated financial statements are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2009 Annual Report to Shareholders.   The results of operations for the three month period ended March 31, 2010 may not necessarily be indicative of the operating results for the full year.

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

 NOTE 3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale ("AFS") debt securities at March 31, 2010 and December 31, 2009 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2010
U.S. Treasury securities	$5,001	$44	$-	$5,045
Obligations of states and political Subdivisions	2,183	1	(261)	1,923
Mortgage-backed securities	5,524	322	-	5,846
Other MBS & CMO	5,023	121	-	5,144
Corporate bonds	4,953	43	(1,948)	3,048
Total available-for-sale debt securities	$22,684	$531	$(2,209)	$21,006

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2009
U.S. Treasury securities	$5,002	$66	$-	$5,068
Obligations of states and political Subdivisions	2,730	3	(74)	2,662
Mortgage-backed securities	7,036	307	-	7,343
Other MBS & CMO	5,742	106	-	5,848
Corporate bonds	4,955	28	(1,998)	2,985
Total available-for-sale debt securities	$25,465	$513	$(2,072)	$23,906

At March 31, 2010, the amortized cost and fair value of held to maturity debt securities were $33,000. At December 31, 2009, both the amortized cost and fair value of held-to-maturity debt securities was $35,000. The accumulated net unrealized losses on AFS debt securities included in accumulated OCI was $990,000 at March 31, 2010.

The following table presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at March 31, 2010 and December 31, 2009, including debt securities for which a portion of other-than-temporary impairment has been recognized in OCI. The table also discloses whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

March 31, 2009 Unrealized Security Losses on AFS

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
Obligations of states and political sub-divisions	$1,064	$(261)	$608	$-	$1,672	$(261)
Corporate bonds	1,164	(615)	836	(1,333)	2,000	(1,948)
	$2,228	$(876)	$1,444	$(1,333)	$3,672	$(2,209)

December 31, 2009 Unrealized Security Losses on AFS

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
Obligations of states and political sub-divisions	$1,311	$(60)	$594	$(14)	$1,905	$(74)
Corporate bonds	1,171	(611)	782	(1,387)	1,953	(1,998)
	$2,482	$(671)	$1,376	$(1,401)	$3,858	$(2,072)

Securities are pledged or assigned to secure borrowed funds, government and for other purposes. The market value of pledged securities was $17.272 million and $19.716 million at March 31, 2010 and December 31, 2009.

The following table summarizes the contractual maturities of the Company's investment securities at their amortized cost and their weighted-average yields at March 31, 2010. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis. The expected maturity distribution of the Company's mortgage-backed securities and the contractual maturity distribution of the Company's other debt securities, and the yields of the Company's AFS debt securities portfolio at March 31, 2010 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

March 31, 2010 Investment Yields

(Dollars in thousands)	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
US Government Agencies and Treasuries..............................	$ 5,001	2.35%	$ -	-%	$ -	-%	$ -	-%	$5,001	2.35%
Municipal Obligations ..........	-	-%	-	-%	361	2.87%	1,821	4.78%	2,182	4.46%
Corporate and Other Bonds..	-	-%	-	-%	-	-%	4,953	4.54%	4,953	4.54%
Mortgage- backed securities .	226	3.46%	-	-%	-	-%	10,322	4.74%	10,548	4.14%
Total available-for-sale securities..............................	5,227	2.40%	-	-%	361	2.87%	17,0965	4.69%	22,684	4.13%

Held-to-maturity Securities
Mortgage-backed securities...	$ -	-%	$ 7	5.44%	$ 10	6.35%	$ 16	4.68%	$ 33	5.33%

NOTE 4. LOANS

Outstanding loans are summarized below:

	March 31,	December 31,
	2010	2009
	(In thousands)

Commercial	$62,832	$66,091
Agricultural	7,531	7,770
Real estate - commercial mortgage	151,292	150,120
Real estate-construction	9,065	17,531
Installment	13,128	14,641
Gross loans	243,848	256,153
Deferred loan origination costs, net	169	201
Allowance for loan losses	(10,815)	(10,508)
Net loans	$233,202	$245,846

The Company's level of nonperforming loans increased in the first three months of 2010.  There were loans in the amount of $22,864,000 on nonaccrual at December 31, 2009.  At March 31, 2010 the Company had loans in the amount of $23,989,000 on nonaccrual.  The forgone interest related to the loans on nonaccrual totaled $759,000 for the first three months of 2010.  The Company held an average of $23,427,000 on nonaccrual for the three month period ended March 31, 2010.

NOTE 5. OTHER REAL ESTATE OWNED, NET

The following table summarizes the Other Real Estate Owned ("OREO") for the periods shown:

	Three Months Ended
(Dollars in thousands)	March 31,
	2010	2009
Balance, beginning period	$10,934	$2,029
Additions to OREO	2,790	2,080
Disposition of OREO	(248)	(874)
Valuation adjustments in the period	(798)	(357)
Total OREO	$12,678	$2,878

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company's management, the ultimate liability with respect to such proceedings will not have a materially adverse effect on the financial condition or results of operations of the Company as a whole.

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the consolidated financial statements, including loan commitments of approximately $23,760,000 and $28,740,000 and stand-by letters of credit of $1,112,000 and $1,394,000 at March 31, 2010 and December 31, 2009, respectively.  However, all such commitments will not necessarily culminate in actual extensions of credit by the Company.

Approximately $329,000 of the loan commitments outstanding at March 31, 2010 are for real estate loans and are expected to fund within the next twelve months.  The remaining commitments primarily relate to revolving lines of credit or other commercial loans, may expire without being drawn upon.  Therefore, the total commitments do not necessarily represent future cash requirements.  Each potential borrower and the necessary collateral are evaluated on an individual basis.  Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written to guarantee the performance of a customer to a third party.  These letters of credit are issued primarily relating to real estate transactions and performance under specific contracts.  Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Virtually all such commitments are collateralized. The deferred liability related to the Company's stand-by letters of credit was not significant at March 31, 2010 and December 31, 2009.

NOTE 7. LOSS PER SHARE COMPUTATION

Basic loss per share are computed by dividing net loss by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period plus the weighted average dilutive effect of outstanding options.  In the three months ended March 31, 2010 and March 31, 2009, the Company recognized a net loss.  Due to the net loss, the diluted loss per share is equal to the basic loss per share.  At March 31, 2010, the Company had 412,169 anti-dilutive shares outstanding.

NOTE 8. COMPREHENSIVE LOSS

Comprehensive loss is reported in addition to net loss for all periods presented.  Comprehensive loss is made up of net loss plus other comprehensive loss.  Other comprehensive loss, net of taxes, is comprised of the unrealized gains or losses on available-for-sale investment securities.  The following table shows total comprehensive loss and its components for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net (loss)	$(2,333)	$(294)
Other comprehensive loss:
Change in unrealized loss on available for sale securities, net of tax	(70)	(54)
Reclassification adjustment, net of tax	-	22
Total other comprehensive (loss)	(70)	(32)
Total comprehensive (loss)	$(2,403)	$(326)

NOTE 9. STOCK BASED COMPENSATION

Stock Option Plan

The Company's only stock-based compensation plan, the Pacific State Bancorp 1997 Stock Option Plan (the "Plan"), terminated in 2007. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. The options expire on a date determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years.  New shares are issued upon the exercise of options

Stock Option Compensation

There were no stock options granted in 2009 or 2010.  For the three month periods ended March 31, 2010 and 2009, the compensation cost recognized for stock option compensation was $0 and $14,000, respectively. The excess tax benefits were not significant for the Company.

At March 31, 2010, all outstanding options are fully vested and therefore the Company will no longer record expense related to stock options without additional stock option issuance.  In order for the Company to issue stock options an additional stock option plan would have to be authorized by shareholders by vote.

Stock Option Activity

A summary of option activity under the stock option plans as of March 31, 2010 and changes during the period then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	501,069	$7.40	3.5 Years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(88,900)	8.41	2.6 Years	-
Outstanding at March 31, 2010	412,169	$7.18	3.4 Years	$-
Options vested or expected to vest at March 31, 2010	412,169	$7.18	3.4 Years	$-
Exercisable at March 31, 2010	412,169	$7.18	3.4 Years	$-

The intrinsic value was derived from the closing market price of the Company's common stock of $0.37 as of March 31, 2010.

NOTE 10. INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

The Company accounts for income taxes using the asset and liability or balance sheet method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.  During the first quarter of 2010 the Company recorded a change in valuation allowance against its tax deferred assets of $754 thousand.  The Company will maintain the deferred tax valuation allowance until it is reasonable to reverse the allowance.

Deferred Tax Assets

The Company recorded a net provision for income taxes of $783,000 for the three months ended March 31, 2010, compared to a tax credit of $271,000 in the first quarter of 2009.  The Company recorded a tax credit of $705,000 for the quarter ended March 31, 2010 related to the periods pretax losses, the tax credit was then offset by the Company's recorded increase in its tax valuation allowance of $1,448,000 in the period. The Company had a net deferred tax asset of $0 as of March 31, 2010 and $734,000 as of December 31, 2009.  Balance sheet changes and assumptions since the previous reporting period have led management to believe that the Company can no longer project with greater than 50% certainty that future earnings will be adequate to realize the tax benefit recorded.  Prospective earnings, tax law changes or capital changes could prompt the Company to reevaluate the assumptions used to establish the valuation allowance which could result in the reversal of all or part of the valuation allowance.

Accounting for Uncertainty in Income Taxes

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2010.

NOTE 11.  FAIR VALUE MEASUREMENT

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

Assets measured at fair value on a recurring basis comprised the following at March 31, 2010:

(Dollars in thousands)

Description	Fair Value March 31, 2010	Fair Value Measurements at March 31, 2010 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$21,006	$8,241	$12,765	$-
Total	$21,006	$8,241	$12,765	$-

Description	Fair Value December 31, 2010	Fair Value Measurements at December 31, 2010 using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$23,906	$8,517	$15,100	$289
Total	$23,906	$8,517	$15,100	$289

The investment securities measured at fair value utilizing Level 1 and Level 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., bank eligible corporate obligations, including private-label mortgage-backed securities and common stocks issued by various unrelated banking holding companies.  The fair values used by the Company are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value in accordance with the provisions of generally accepted accounting principles.  Management's determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At March 31, 2010, impaired loans with an aggregate outstanding principal balance of $61.1 million were measured and reported at a fair value of $57.4 million.  The Company has recognized losses on impaired loans of $4.7 million through the allowance for loan losses.

Other real estate owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property's new basis.

(Dollars in thousands)

Description	Fair Value March 31, 2010	Fair Value Measurements at March 31, 2010 using
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$57,403	$-	$57,403	$-	$4,716
Other real estate owned	12,678	-	12,678	-	5,280
Total	$70,081	$-	$70,081	$-	$9,996

(Dollars in thousands)

Description	Fair Value December 31, 2010	Fair Value Measurements at December 31, 2010 using
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$60,551	$-	$60,551	$-	$2,876
Other real estate owned	10,934	-	10,934	-	4,504
Total	$71,485	$-	$71,485	$-	$7,380

The following table presents the fair values of financial assets and liabilities carried on the Company's consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,816	$9,816	$10,517	$10,517
Federal funds sold	13,994	13,994	45,568	45,568
Investment securities	21,039	21,039	23,941	23,941
Loans, net	233,202	232,113	245,846	244,698
Company owned life insurance	7,099	7,099	7,030	7,030
Accrued interest receivable	1,105	1,105	1,022	1,022
Other investments	2,495	2,495	2,495	2,495

Financial liabilities:
Deposits	$287,750	$290,251	$322,425	$324,731
Other borrowings	19,000	19,346	29,000	29,495
Subordinated debentures	8,764	1,753	8,764	1,753
Accrued interest payable	1,107	1,107	1,393	1,393

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

Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute the Company's aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued two new accounting standards: SFAS No. 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (SFAS 166) and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167), which will amend FASB ASC 860-10, "Transfers and Servicing," and FASB ASC 810-10, "Consolidation of Variable Interest Entities ("VIE")."  Among other things, SFAS 166 eliminates the concept of a qualified special purpose entity ("QSPE"). As a result, existing QSPEs generally will be subject to consolidation in accordance with the guidance provided in SFAS 167.

SFAS 167 significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Currently, a VIE is consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS 167 requires that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.    The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  Pacific State Bancorp adopted both SFAS 166 and SFAS 167 on January 1, 2010, as required.  The adoption of these new ASCs did not have a material impact on the consolidated financial statements of the Company.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and disclosure Requirements. This ASU eliminates the requirement for to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Company's consolidated financial statements.

In March, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective the first quarter beginning after June 15, 2010. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company's consolidated financial statements.

In April, the FASB issued ASU No. 2010-18, Receivables (Topic 310)-Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others (1) significant increases in competitive pressures in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) loss of key personnel; (6) fluctuations in the real estate market; (7) changes in business conditions and inflation; (8) operational risks including data processing systems failures and fraud; (9) changes in the securities market: and (10) changes in capital and global markets and availability of capital.  Therefore the information set forth herein should be carefully considered when evaluating the business prospects of the Company.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2010 and December 31, 2009.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the consolidated financial statements and notes thereto included in Pacific State Bancorp's Annual Report filed on Form 10-K for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company's critical accounting policies from those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2009 Annual Report on Form 10-K.

OVERVIEW

The 2010 first quarter net loss of $2.333 million compares to a net loss of $294 thousand for the first quarter of 2009.  During the first quarter of 2010, the Company experienced increased costs associated with deteriorating real estate values and an elevated level of nonperforming assets.  Decreased real estate values led the Company to record $895 thousand in other real estate expense the first quarter of 2010 compared to $431 thousand recorded for the same time period in 2009.  In addition, elevated levels of nonperforming assets coupled with lower levels of average earning assets led to a reduction of interest income of $1.607 million.  The Company also wrote down the final $734,000 of remaining net deferred tax asset in the period, impacting the March 31, 2010 tax provision.

The annualized loss on average assets was 2.68% for the three month period ended March 31, 2010 compared to an annualized loss on average assets of 0.29% for the same period in 2009.  The annualized loss on average equity was 167.69% for the three month period March 31, 2010 compared to a loss on annualized average equity of 4.24% for the same period in 2009. The loss on average assets and loss on average equity in the first quarter 2010 compared to the same time period in 2009 is primarily attributable to the larger net loss recorded in 2010 offset somewhat by a reduced asset and equity base in the period in which the losses resulted.

On November 10, 2009, the Company received a notice from the Nasdaq Global Market stating that the Company no longer met the $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Listing Rule 5450 (a)(1). This notice did not result in an immediate delisting of the Company's common stock from the Nasdaq Global Select Market, as a grace period of 180 calendar days or until May 10, 2010, is provided under the listing rules. However, we elected to apply to transfer listing to the NASDAQ Capital Market as set forth in Listing Rule 5505.  As a result of such transfer, the Company became eligible for an additional 180 calendar day grace period. The requirements for initial listing on the Nasdaq Capital Market include a minimum market value of publicly held shares of $15 million, which the Company does not currently meet. If at any time during this grace period the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. As a result of not complying by May 10, 2010 with the requirements for listing our common stock on the Nasdaq Capital Market, it is likely that we will be delisted and the shares will likely thereafter trade on the "over-the-counter" bulletin board market.

On February 18, 2010, the Company and the Bank consented to enter into a written agreement with the Federal Reserve Bank of San Francisco (the "FRBSF") and the State of California Department of Financial Institutions (the "CDFI") as follow-up to an examination of the Bank (the "Written Agreement").  Among other things, the Written Agreement provides that the Company and the Bank shall submit to the FRBSF and the CDFI their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan and lease losses, to improve the Bank's earnings and overall condition, improve management of the Bank's liquidity position and funds management practices and update its capital plan in order to maintain sufficient capital at the Company and the Bank.  The Written Agreement also restricts the Company and the Bank from making the payment of dividends, any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the FRBSF, as well as other restrictions. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the FRBSF at least quarterly.

In addition to the Written Agreement's requirements, as a result of being undercapitalized under the prompt corrective action rules, the Bank is subject to certain regulatory restrictions. These include, among others, that the Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FRBSF, may not increase its average total assets during a calendar quarter to exceed its average total assets during the preceding calendar quarter and may not acquire a business, establish or acquire a branch office or engage in a new line of business.

Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices exercising the contractual right to defer the interest on the junior subordinated debentures, taking a number of actions to contain costs, continuing to reduce its lending exposure, and increasing the borrowing line at the Federal Reserve Bank's discount window in an amount up to approximately $38 million.  However, in March, 2010, the CDFI presented the Bank with a proposed cease and desist order requiring the Bank to raise capital and, on April 15, 2010, the Bank executed a Waiver and Consent to the Order of the CDFI (the "Consent").  The Consent requires the Bank, within 90 days of the effective date of the Order, either to increase and to maintain tangible capital at a level equal to 10% of total tangible assets or merge with a depository institution or sell to an acquirer acceptable to the CDFI.  The effective date was the date that the CDFI executed the Order which was May 3, 2010.   As of March 31, 2010, the Bank had a ratio of tangible capital to assets of 3.7%, which was not sufficient to meet the higher level that the Bank would be obligated to maintain under the Consent.  As a result, if by August 1, 2010 the Bank cannot comply with the Consent provisions, the Bank may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

As a result of the Written Agreement and the Consent, we are actively seeking additional capital either directly through the sale of securities or indirectly through the merger with another bank or financial institution (which could be accompanied by a financing) or sale to an acquirer. We expect that any sale of securities would most likely be through a private placement to institutional investors.  While we have had discussions with various financing sources and potential merger partners, at the date of this Report we have no agreements for any such transaction. Any merger, sale or financing likely would involve a change of control of the Company.

If the Bank is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Written Agreement or the Consent discussed above.  As a result, the FRBSF, CDFI or the FDIC may take further enforcement action, including placing the Bank into receivership. If the Bank is placed into FDIC receivership, it is likely that the Bank would be required to cease operations and liquidate. If the Bank were to liquidate it is unlikely that there would be any assets available to the holders of the common shareholders of the Company.

The consolidated financial statements contained in the Company's Annual Report to Shareholders for 2009 and this Quarterly Report as of March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As a result, the consolidated financial statements do not include any adjustments that may result from the outcome of any regulatory action or the Company's or the Bank's inability to meet its existing debt obligations. The Bank has recently incurred significant operating losses, experienced a significant deterioration in the quality of its assets and become subject to enhanced regulatory scrutiny. These factors, among others, were deemed to cast significant doubt on the Company's and the Bank's ability to continue as a going concern. If the Company cannot continue to operate as a going concern, it is likely that shareholders will lose all or substantially all of their investment in the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010

The 2010 first quarter net loss of $2.333 million compares to a net loss of $294 thousand for the first quarter of 2009.  The increased net loss for the first quarter 2010 compared to the first quarter of 2009 was primarily related to reduced net interest income and increased non-interest expense on OREO properties, professional fees and FDIC insurance assessment charges.  High levels of nonperforming assets and an overall decrease in average earning assets resulted in decreased interest income in 2010 compared to 2009.  In addition, real estate values have continued to deteriorate for certain properties the Company currently holds as other real estate owned.  The continued value deterioration has led management to record impairment charges against property previously valued at higher amounts based on third party appraisals.  In addition to impairment charges, the Company has incurred operating costs associated with other real owned.  Total expense related to OREO for the three months ended March 31, 2010 was $895 thousand compared to $431 thousand in the same time period in 2009. In addition the Company wrote down the remaining net deferred tax asset by $734,000 in the first quarter of 2010, ending the period with a $0 remaining net deferred tax asset.

These losses have resulted in a decrease in our shareholders' equity and regulatory capital. Our shareholders' equity was $3.3 million at March 31, 2010, and $5.7 million at December 31, 2009.  As of March 31, 2010, the Company and the Bank's regulatory capital levels were considered "under capitalized" under the prompt corrective action rules of the Federal Deposit Insurance Corporation ("FDIC"). These conditions create an uncertainty about the Company's ability to continue as a going concern. The consolidated financial statements set forth in this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Company's inability to repay the outstanding principal balance of its debt or from any extraordinary regulatory action, either of which would affect its ability to continue as a going concern.

Net interest income before provision for loan losses

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009	Dollar Change	Percentage Change
Interest income:
Interest and fees on loans	$3,759	$5,024	$(1,265)	(25)%
Interest on Federal funds sold	22	16	6	38
Interest on investment securities	166	512	(346)	(68)
Total interest income	3,947	5,552	(1,605)	(29)

Interest expense:
Interest on deposits	1,106	1,837	(731)	(40)
Interest on other borrowings	153	306	(153)	(50)
Interest on subordinated debentures	50	84	(34)	(41)
Total interest expense	1,309	2,227	(918)	(41)
Net interest income before provision for loan losses	$2,638	$3,325	$(687)	(21)%

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding.

The decreased net interest income performance is primarily the result of the Bank experiencing a contraction in its net interest margin.  The contraction of the net interest margin is the result of an increased level of nonaccrual loans and nonperforming assets as well as a smaller earning asset base and smaller interest bearing liability totals.  Increased levels of nonaccrual loans have the effect of reducing loan yields over the time period.  Increased levels of nonaccrual loans coupled with decreasing market rates charged on loan balances have caused the yields earned on the loan portfolio to decrease from 6.65% for the first quarter of 2009 to 6.10% for the first quarter of 2010.  The yield earned on all interest earning assets in the first quarter of 2010 totaled 5.24% compared to 6.18% for the same time period in 2009.  In addition to the decrease in yields earned on assets, total average earning assets decreased $58.865 million to $305.292 million for the first quarter of 2010 from $364.157 million for the same time period in 2009.  The decrease in average earning assets occurred primarily in the loan portfolio where average balances decreased $56.109 million or 18.3% to $250.086 million in the first quarter of 2010 from $306.195 million for the same time period in 2009.

The net interest margin for the three months ended March 31, 2010 decreased 27 basis points to 3.43%, from 3.70% for the same period in 2009.  The decrease in interest income described above was offset by a decrease in the level of funding and rate paid for the funding of assets during the first quarter of 2010 compared to the same time period in 2009.  The cost of funding in the first quarter of 2010 totaled 1.86% compared to 2.84% in the first quarter of 2009.  The cost of funding decreased primarily because of decreased market rates paid for deposits and borrowings during the first quarter of 2010 compared to the same time period in 2009.  In addition to decreased rates paid on deposits, the average balance on which interest was paid decreased by $32.441 million to $285.202 million for the first quarter of 2010 from $317.643 million for the same period in 2009.  The decrease was primarily attributable to a decrease of $20.653 million in other borrowings to $28.122 million for the first quarter of 2010 from $48.775 million for the same time period in 2009.

The following table presents for the three month period indicated the distribution of consolidated average assets, liabilities and shareholders' equity.  It also presents the amounts of interest income from the interest earning assets and the resultant yields expressed in both dollars and rate percentages.  Average balances are based on daily averages.  Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned:

PACIFIC STATE BANCORP
Yield Analysis
	For Three Months Ended March 31,
(Dollars in thousands)	2010			2009
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
Assets:	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans(1)(2)	$250,086	$3,759	6.10%	$306,195	$5,024	6.65%
Investment securities(2)	24,930	166	2.70%	41,444	512	5.01%
Federal funds sold	30,276	22	0.29%	16,518	16	0.39%
Interest bearing deposits in banks	-	-	-	-	-	-
Total average earning assets	$305,292	$3,947	5.24%	$364,157	$5,552	6.18%

Non-earning assets:
Cash and due from banks	10,800			12,136
Bank premises and equipment	27,856			19,257
Other assets	14,070			20,017
Allowance for loan loss	(10,458)			(6,243)
Total average assets	$347,560			$409,324

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$55,660	$97	0.71%	$70,837	$211	1.21%
Savings	27,560	48	0.71%	9,537	21	0.89%
Time deposits	172,183	961	2.26%	188,494	1,605	3.45%
Other borrowings(3)	28,122	203	2.93%	48,775	390	3.24%

Total average interest-bearing liabilities	$283,525	$1,309	1.87%	$317,643	$2,227	2.84%

Noninterest-bearing liabilities:
Demand deposits	54,500			59,424
Other liabilities	3,970			4,500
Total average liabilities	341,995			381,567
Shareholders' equity	5,565			27,757
Total average liabilities and shareholders' equity	$347,560			$409,324

Net interest income		$2,638			$3,325

Net interest margin(4)			3.43%			3.70%

(1)           Net loan (costs) fees included in loan interest income for the three month periods ended March 31, 2010 and 2009 amounted to $(33,000) and $7,000, respectively.

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

The following table sets forth changes in interest income and interest expense, for the three month periods indicated and the change attributable to variance in volume and rates:

	Three Months ended March 31,
	2010 over 2009
	Net
	Change	Rate (1)	Volume (2)
(In thousands)

Interest Income:
Loans and leases	$(1,265)	$(344)	$(921)
Investment securities	(346)	(144)	(204)
Federal funds sold	6	(7)	13
Interest bearing deposits in banks	-	-		-
Total interest income	$(1,605)	$(495)	$(1,111)

Interest Expense:
Interest-bearing demand	$(114)	$(69)	$(45)
Savings	28	(13)	40
Time deposits	(645)	(506)	(139)
Other borrowings	(187)	(22)	(165)
Total interest expense	$(918)	$(610)	$(309)
Net interest income	$(687)	$115	$(802)

(1)           The rate change in net interest income represents the change in rate multiplied by the current year's average balance.

(2)           The volume change in net interest income represents the change in average balance multiplied by the current year's rate.

Provision for loan losses

The Company recorded $395 thousand in provision for loan losses for the three month period ended March 31, 2010, a decrease of $577,000 from $972,000 for the same period in 2009.  The decrease in the provision is based on management's assessment of the required level of reserves.  Management assesses loan quality monthly to maintain an adequate allowance for loan losses.  Based on the information currently available, management believes that the allowance for loan losses is adequate to absorb probable losses in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.  The Company's loan portfolio composition and non-performing assets are further discussed under the "Financial Condition" section below.

Non-Interest income

During the three months ended March 31, 2010, the total non-interest income was $362 thousand.  This non-interest income compares to non-interest income of $379 thousand for the comparable period in 2009.  The primary reason for the decrease in non-interest income in the first quarter of 2010 was the decline in service charges of $33 thousand.  The decrease is primarily related to decreased deposit activity.  The increase in other income of $28 thousand was related to the receipt of rental income of $98 thousand related to a property currently classified as other real estate owned.

Non-Interest Expenses

Non-interest expenses ordinarily consist of salaries and related employee benefits, occupancy, furniture and equipment expenses, other real estate, professional fees, appraisal fees, directors' fees, postage, stationary and supplies expenses, telephone expenses, data processing expenses, advertising and promotion expense and other operating expenses. Non-interest expense for the three months ended March 31, 2010 was $4.155 million compared to $3.297 million for the same period in 2009, representing an increase of $858 thousand or 26%. The increase is primarily the result of salaries and employee benefits and other real estate costs, added professional fees and FDIC assessment costs.  For further information on other real estate please see the section titled "Other real estate owned" included in this report.

The following table sets forth a summary of non-interest expense for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In thousands)	2010	2009	Dollar Change	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$1,483	$1,154	$329	29%
Occupancy	293	279	14	5
Furniture and equipment	248	268	(20)	(7)
Other real estate	895	431	464	108
Other expenses	1,236	1,165	71	6
Total non-interest expenses	$4,155	$3,297	$858	26%

Income Taxes

The Company recorded a net provision for income taxes of $783,000 for the three months ended March 31, 2010, compared to a tax credit of $271,000 in the first quarter of 2009.  The Company recorded a tax credit of $705,000 for the quarter ended March 31, 2010 related to the periods pretax losses, the tax credit was then offset by the Company's recorded increase in its tax valuation allowance of $1,448,000 in the period. The Company had a net deferred tax asset of $0 as of March 31, 2010.  Balance sheet changes and assumptions since the previous reporting period have led management to believe that the Company can no longer project with greater than 50% certainty that future earnings will be adequate to realize the tax benefit recorded.  Prospective earnings, tax law changes or capital changes could prompt the Company to reevaluate the assumptions used to establish the valuation allowance which could result in the reversal of all or part of the valuation allowance. The effective tax rate difference from the actual tax rate is primarily due to the write off of the Company's previously recorded net deferred tax asset of $734,000 during the period ended March 31, 2010.

FINANCIAL CONDITION

Total assets at March 31, 2010 were $322.518 million, a decrease of $47.327 million or 12.8%, from the $369.845 million at December 31, 2009.  The contraction in assets was primarily in the Company's fed funds sold, loan portfolio and securities portfolio.  The decrease in fed funds sold is result of one FHLB advance that matured in January 2010 for $10 million without renewal and customer deposit contractions.  The reduction in the size of the loan portfolio is primarily the result of assets being reclassified to other real estate, charge-offs and pay downs.  The investment portfolio decreased as a result of large principal pay downs in the mortgage backed section of the portfolio.  Pay downs have occurred as interest rates for mortgages have declined and borrowers prepay their mortgages at a faster rate.  The remainder of the balance sheet continued on a flat trend.

The Company experienced a decrease in deposits primarily in non-interest bearing deposits.  Non-interest bearing deposits decreased $10.025 million or 16.7% to $49.846 million at March 31, 2010 from $59.871 million at December 31, 2009.  The Company also experienced a decrease in interest-bearing deposits of $24.650 million or 9.4% from $262.554 million at December 31, 2009 to $237.904 million at March 31, 2010.  The decrease in interest-bearing deposits was primarily related to a reduction in rates paid for interest-bearing deposits and customer diversification of their deposit balances to other institutions in order to take advantage of FDIC insurance coverage.  The reduction in rates resulted in rate sensitive customers placing deposits elsewhere.  In addition, heightened media coverage of bank failures has led some customers to diversify their deposits to multiple institutions, leading to withdrawals of uninsured balances. The decrease in deposits has been funded by a reduction in the loan and investment portfolios.  Whether we will continue to be successful in retaining our low cost deposit base will depend on various factors, including deposit pricing strategies, the effects of competition, client behavior, and regulatory limitations. In addition, the continued availability of government Transaction Account Guarantee Program (the "TAG Program") providing expanded deposit insurance may affect our ability to retain deposit balances. The Bank is currently an active participant in the TAG program. The Company has also reduced its borrowings by $10 million due to a maturity which was not renewed.  On March 31, 2010 the Bank utilized $21,319,000 in brokered deposits compared to $26,303,000 at December 31, 2009.The Bank is currently under regulatory restrictions and prohibited from acquiring and using any "new" or renewing any existing brokered deposit funds.  The current brokered deposit balances are planned to mature as originally contracted and will not be renewed by the Bank.

Going Concern, Capital and Regulatory Considerations

The consolidated financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As a result, the consolidated financial statements do not include any adjustments that may result from the outcome of any regulatory action or the Company's or the Bank's inability to meet its existing debt obligations. The Bank has recently incurred significant operating losses, experienced a significant deterioration in the quality of its assets and become subject to enhanced regulatory scrutiny. These factors, among others, were deemed to cast substantial doubt on the Company's and the Bank's ability to continue as a going concern. If the Company cannot continue to operate as a going concern, it is likely that shareholders will lose all or substantially all of their investment in the Company.

As discussed above in the "Overview", on February 18, 2010, the Company and the Bank entered into the Written Agreement with the FRB and the CDFI. Additionally, on April 15, 2010, the Bank  executed a Waiver and Consent to an Order of the CDFI (the "Consent")  requiring the Bank, within 90 days of the effective date of the Order, either to increase and to maintain tangible capital at a level equal to 10% of total tangible assets or merge with a depository institution or sell to an acquirer acceptable to the CDFI.  The effective date was May 3, 2010, when the CDFI executed the Order.   As of March 31, 2010, the Bank had a ratio of tangible capital to assets of 3.7%, which was not sufficient to meet the higher level that the Bank would be obligated to maintain under the Consent.  As a result, if by August 1, 2010, the Bank cannot comply with the Consent provisions, the Bank may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

The Company is actively pursuing a broad range of strategic alternatives, including a capital infusion or a merger, in order to address any doubt related to the Company's ability to continue as a going concern. There can be no assurance that the pursuit of strategic alternatives will result in any transaction, or that any such transaction will allow the Company's shareholders to avoid a loss of all or substantially all of their investment in the Company. The pursuit of strategic alternatives may also involve significant expenses and management time and attention.

If the Bank is not successful in raising additional capital, it will not be able to become fully compliant with the provisions of the Written Agreement or the Consent discussed above.  As a result, the FRBSF, CDFI or the FDIC may take further enforcement action, including placing the Bank into receivership. If the Bank is placed into FDIC receivership, it is likely that the Bank would be required to cease operations and liquidate. If the Bank were to liquidate it is unlikely that there would be any assets available to the holders of the common shareholders of the Company.

Loan portfolio composition

The Company concentrates its lending activities primarily within Alameda, Calaveras, San Joaquin, Stanislaus, and Tuolumne Counties.

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

The following table illustrates loan balances and percentage changes from December 31, 2009 to March 31, 2010 by loan category:

(Dollars in thousands)	March 31, 2010	December 31, 2009	Dollar Change	Percentage Change
Commercial	$62,832	$66,091	$(3,259)	(4.93)%
Agricultural	7,531	7,770	(239)	(3.08)
Real estate - commercial mortgage	151,292	150,120	1,172	0.78
Real estate - construction	9,065	17,531	(8,466)	(48.29)
Installment	13,128	14,641	(1,513)	(10.33)
Gross loans	$243,848	$256,153	$(12,305)	(4.80)%

The Company continues to manage the mix in its loan portfolio consistently with its identity as a community bank serving Northern California and the Central Valley.  The Bank has experienced contraction in its commercial, agricultural, construction and installment segments of the loan portfolio.  The contraction in these segments reflects the weak economic environment and customer deleveraging which continued from 2008 through the first three months of 2010.  The real estate construction segment has been reduced significantly due to the completion of construction projects and a permanent loan being extended, pay downs on completed projects and foreclosure of certain projects which have been reclassified to other real estate owned.  The real estate commercial mortgage segment has increased primarily through permanent financing loans extended to completed construction projects already financed through the Bank.

Nonperforming loans

The Company's level of nonperforming loans increased in the first three months of 2010.  There were loans in the amount of $22,864,000 on nonaccrual at December 31, 2009.  At March 31, 2010 the Company had loans in the amount of $23,989,000 on nonaccrual.  The forgone interest related to the loans on nonaccrual totaled $759,000 for the first three months of 2010.  The Company held an average of $23,427,000 on nonaccrual for the three month period ended March 31, 2010.  At present, management believes that the level of allowance of 4.43% of total loans at March 31, 2010 compared to 4.10% at December 31, 2009 is sufficient to provide for both specifically identified and probable losses.

Management has been proactive in working with problem customers to repay loans that have become delinquent or have the potential to become delinquent.  In most cases, personal guarantees and collateral value are sufficient to repay outstanding principal and interest.  In the cases where collateral value and personal guarantees have fallen short of the principal and interest owed on the loans, management has reserved for the estimated potential loss.  Management  also regularly orders real estate appraisals on all loans which are in foreclosure that are secured by real estate and on loans where we have identified potential problems.

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

Management believes the assigned risk grades and our methods for managing risk are satisfactory.

The following table summarizes the activity in the ALL for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31,
	2010	2009
Beginning Balance:	$10,508	$6,019
Provision for loan losses	395	972
Charge-offs:
Commercial	103	102
Real Estate	-	486
Other		47
Total Charge-offs	103	635
Recoveries:
Commercial	-	-
Real Estate	(15)	(50)
Other	-	-
Total Recoveries	(15)	(50)
Net Charge-offs	88	583
Ending Balance	$10,815	$6,406
ALL to total loans	4.43%	2.11%
Net Charge-offs to average loans-annualized	0.04%	0.64%

Other real estate owned

At December 31, 2009, the Company had $10,934,000 invested in properties acquired through foreclosure.  In the first three months of 2010, the Company foreclosed on one property totaling $2,790,000. The Company received proceeds of $211,000 on properties sold during the first three months of 2010, recorded impairment charges and selling and administration expense on properties previously recorded into other real estate of $858,000 and recorded a loss on the sale of other real estate of $37,000.  At March 31, 2010, the carrying value of all properties was $12,678,000. These properties were carried at the lower of cost or their estimated market value, as evidenced by an independent appraisal less estimated selling expenses. At foreclosure, if the fair value of the real estate is less than the Company's recorded investment in the related loan, a charge is made to the allowance for loan losses. If the value of the property is subsequently determined to be less than the recorded investment in the property, an impairment charge on the property is recorded.  No assurance can be given that the Company will sell the properties during 2010 or at any time or for an amount that will be sufficient to recover the Company's investment in these properties.

Investment securities

Investment securities decreased $2,902,000 to $21,039,000 at March 31, 2010, from $23,941,000 at December 31, 2009.  The decrease was primarily the result of activity related to mortgage backed security principle payments.  Since the purchase of certain mortgage backed securities, market rates on similar mortgages have decreased substantially.  The decrease in market rates has driven up prepayment speeds on these securities, resulting in decreased security balances.   Federal funds sold decreased $31,574,000 to $13,994,000 at March 31, 2010, from $45,568,000 at December 31, 2009.  The decrease in federal funds sold was primarily the result of decreasing deposit balances offset by decreases in the investment and loan portfolios.

Deposits

Total deposits were $287.750 million as of March 31, 2010, a decrease of $34.675 million or 10.8% from the December 31, 2009 balance of $322.425 million.  The Company continues to manage the mix of its deposits consistent with its identity as a community bank serving the financial needs of its customers.  Non-interest bearing demand deposits and interest bearing checking deposits decreased to 23.2% of total deposits from 24.0% at December 31, 2009.  Money market and savings accounts increased to 22.8% of total deposits from 19.8% at December 31, 2009.  Time deposits decreased to 53.9% of total deposits from 56.2% at December 31, 2009.  During the three months ended March 31, 2010, the Company decreased its reliance on brokered deposits as a source of funding by $4,984,000 from $26,303,000 at December 31, 2009 to $21,319,000 at March 31, 2010.  The Company will only be able to utilize the brokered deposit market in the future to replace maturing deposits if, at the time, the Company is considered well capitalized by regulatory standards.  All remaining brokered deposits have maturities beyond two years from the end of the period.

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

The Bank is a participating institution in the Transaction Account Guarantee Program ("TAG Program"), which the FDIC extended in April of 2010 from June 30, 2010 to December 31, 2010. The TAG Program provides the Bank's deposit customers in non-interest bearing and interest-bearing NOW accounts paying fifty basis points or less full FDIC insurance for an unlimited amount. The current expiration of the TAG Program is anticipated to be the Bank's most significant liquidity risk in the near term and mitigating the liquidity impact of such an event remains a priority. As of March 31, 2010, the Company had approximately 31 deposit accounts with balances greater than $250,000 participating in the TAG Program providing unlimited insurance coverage for a total of $15 million in deposits. Based on current liquidity sources, management anticipates that the Bank will have adequate collateral and other sources of liquidity to meet these potential needs. However, it could require the Bank to utilize the majority of its available liquidity and potentially utilize a portion of our borrowing capacity at the discount window.

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

The recent losses incurred have reduced the Company's Risk-Based Capital levels to under capitalized. The Company has developed and filed with the FRBSF for review a Capital Plan to return the Company to a well capitalized status. The Risk-Based Capital computations for the Company are complex and are impacted by operating losses and various limitations including loan loss reserves which are limited to 1.25% of risk-based assets as well as deferred income taxes which generally cannot exceed 10% of Tier 1 risk-based capital.

At March 31, 2010 shareholders' equity was $3,276,000 compared with $5,679,000 at December 31, 2009. Changes within shareholders' equity reflect decreases from the net loss during the first three months of 2010 and an increase in unrealized losses on available for sale securities.

Overall capital adequacy is monitored on a day-to-day basis by the Company's management and reported to the Company's Board of Directors on a monthly basis.  The Bank's regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and the qualifying portion of subordinated debentures) and "Tier 2" capital (defined as principally comprising Tier 1 capital and the remaining qualifying portion of subordinated debentures and the qualifying portion of the ALL).

The standard regulatory minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital is to be comprised of Tier 1 capital; the balance may consist of debt securities and a limited portion of the ALL.

As of March 31, 2010 the most recent notification by the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "under capitalized" under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on the Company's consolidated financial statements.  The Company is actively seeking additional capital through the sale of debt or equity securities or merger with another financial institution. We may also improve our capital ratios through reducing total assets, principally through securities or loan sales or loan participations. See "Going Concern, Capital and Regulatory Considerations" discussed above.

The leverage ratio consists of Tier I capital divided by quarterly average assets.  The standard regulatory minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality and in general, are considered top-rated banks. For all other institutions the minimum rate is 4%.

In March, 2010, the CDFI presented the Bank with a proposed cease and desist order requiring the Bank to raise capital and, on April 15, 2010, the Bank executed a Waiver and Consent to the Order of the CDFI (the "Consent").  The Consent requires the Bank, within 90 days of the effective date of the Order, either to increase and to maintain tangible capital at a level equal to 10% of total tangible assets or merge with a depository institution to sell to an acquirer acceptable to the CDFI.  The effective date was the date that the CDFI executed the Order which was May 3, 2010.   As of March 31, 2010, the Bank had a ratio of tangible capital to assets of 3.7%, which was not sufficient to meet the higher level that the Bank would be obligated to maintain under the Consent.  As a result, if by August 1, 2010 the Bank cannot comply with the Consent provisions, the Bank may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

The Company's and the Bank's risk-based capital ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2010	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company:
Total capital (to risk-weighted assets)	$16,357	5.8%	$22,398	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$5,688	2.0%	$11,199	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$5,588	1.4%	$15,845	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$16,581	5.9%	$22,376	8.0%	$27,970	10.0%
Tier 1 capital (to risk-weighted assets)	$12,993	4.7%	$11,188	4.0%	$16,782	6.0%
Tier 1 capital (to average assets)	$12,993	3.7%	$13,892	4.0%	$17,365	5.0%

December 31, 2009:
Company:
Total capital (to risk-weighted assets)	$19,103	6.5%	$23,388	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$8,796	3.0%	$11,694	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$8,796	2.3%	$15,462	4.0%	N/A	N/A
Bank:
Total capital (to risk-weighted assets)	$19,004	6.5%	$23,367	8.0%	$29,209	10.0%
Tier 1 capital (to risk-weighted assets)	$15,273	5.2%	$11,683	4.0%	$17,525	6.0%
Tier 1 capital (to average assets)	$15,273	4.0%	$15,452	4.0%	$19,315	5.0%

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

Because estimates of the liquidity needs of the Company may vary from actual needs, the Company maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $44.8 million or 13.9% of total assets at March 31, 2010 compared to $80 million or 21.6% of total assets at December 31, 2009. The Company expects that its primary source of liquidity will be acquisition of deposits and wholesale borrowing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates such as interest rates, commodity prices and equity prices.  The Company's market risk as a financial institution arises primarily from interest rate risk exposure.  Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those that possess a short term to maturity.  Based upon the nature of its operations, the Company is not subject to fluctuations in foreign currency exchange or commodity pricing.  However, the Company's commercial real estate loan portfolio, concentrated primarily in Northern California, is subject to risks associated with the local economies.

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

In management's opinion there has not been a material change in the Company's market risk or interest rate risk profile for the three months ended March 31, 2010 compared to December 31, 2009 as discussed under the caption "Liquidity and Market Risk" and "Net Interest Income Simulation" in the Company's 2009 Annual Report to Shareholders filed as an exhibit with the Company's 2009 Annual Report on Form 10-K, which is incorporated here by reference.

The following table reflects the company's projected net interest income sensitivity analysis based on period-end data:

(Dollars in thousands)	March 31, 2010
Change in Rates	Adjusted Net Interest Income	Percent Change From Base

Up 300 basis points	$12,223	10.26%
Up 200 basis points	11,850	6.90%
Up 100 basis points	11,473	3.49%
Base Scenario	11,085	0.00%
Down 100 basis points	10,786	(2.70)%
Down 200 basis points	10,510	(5.19)%
Down 300 basis points	$10,254	(7.50)%

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated and unconsolidated subsidiaries) required to be included in the Company's periodic SEC filings. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives.

There were no significant changes in the Company's internal controls or in other factors during the period covered by this report that have materially affected or could significantly affect internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

The information required by this item is included in Item 4 above.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 1A.  RISK FACTORS

In addition to the information set forth above, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Except as described above, the Company is not aware of any material changes to the risks described in our Annual Report.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer (section 302 of the Sarbanes Oxley Act)
31.2	Certification of Principal Financial and Accounting Officer
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific State Bancorp
Date: May 15, 2010	By: /s/ Rick D. Simas
Rick D. Simas
President and Chief Executive Officer

Pacific State Bancorp
Date: May 15, 2010	By: /s/ Donald A. Kalkofen
Donald A. Kalkofen
Vice President and Director of Finance